Form 10KSB
period 1997-06-30
TRANSITION ANALYSIS OF COMPONENT TECHNOLOGY INC
filed 1997-10-07
CIK 1030615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission File Number 0-22709
                                                -------

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      California                                13-3391820
--------------------------------------------------  ------------------------------------
   (State or other jurisdiction or organization)    (I.R.S. Employer Identification No.)

   22700 Savi Ranch Parkway, Yorba Linda CA                        92657
--------------------------------------------------  ------------------------------------
   (Address of principal executive officers)                    (Zip Code)

Registrant's telephone number, including area code (714) 974-7676
                                                   --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                           on  which  registered
     -------------------                           ---------------------



Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:
          ---    ---

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 22, 1997 was $460,988.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,206,000

The number of shares of common stock, $.01 par value, outstanding as of September 22, 1997 was 598,734. .

Transitional small business disclosure format    Yes     No  X
                                                     ---    ---

                             Exhibit List on Page 26

                                TABLE OF CONTENTS
                                -----------------

Part I

Item 1   -    Description of Business ..................................................3

Item 2   -    Description of Property ..................................................8

Item 3   -    Legal Proceedings ........................................................8

Item 4   -    Submission of Matters to a Vote of Security Holders ......................8


Part II

Item 5   -    Market for Registrant's Common Stock and Related Matters .................8

Item 6   -    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................9

Item 7   -    Financial Statements ....................................................13

Item 8   -    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................25


Part III

Item 9   -    Directors and Executive Officers of the Registrant ......................25

Item 10  -    Executive Compensation...................................................25

Item 11  -    Security Ownership of Certain Beneficial Owners and Management...........25

Item 12  -    Certain Relationships and Related Transactions...........................25


PART IV

Item 13  -    Exhibits and Reports on Form 8-K.........................................26

SIGNATURES.............................................................................27

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

         Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") was incorporated in Delaware in 1987 and was owned 90% by Zing Technologies, Inc. ("Zing") until such 90% interest was spun off to Zing's shareholders on June 30, 1997. TACTech is a semiconductor information service company which licenses proprietary computer software tools combined with electronic semiconductor availability libraries and data bases that are utilized by various segments of the Department of Defense, the defense/aerospace industry, and industrial users of high reliability semiconductors and manufacturers and distributors of high reliability and military grade semiconductors. When accessed by customers, the libraries and data bases provide subscribers with valuable tools for determining semiconductors availability showing the manufacturers actively producing the subject semiconductor and the projected life cycle (obsolescence) of such semiconductors. The system identifies functionally interchangeable devices, when available, from various manufacturers. At present, the Company's libraries and data bases are utilized by its customers primarily in connection with designing, engineering, manufacturing and maintaining of electronic systems for high reliability applications. As of June 30, 1997, TACTech services were subscribed to by ninety-five (95) customers located in the United States, one (1) customer located in Canada and ten (10) customers located outside the continental United States. Approximately 95% of the Company's revenues are derived from military projects, primarily through government contractors and subcontractors. Government agencies themselves account for less than 10% of the Company's revenues in the aggregate.

         The TACTech data bases and libraries contain the nomenclature and general description for over 121,000 individual military semiconductor devices and over 111,000 commercial /industrial devices (the portion of the TACTech library consisting of information on commercial/industrial devices is hereafter referred to as the "Commercial Library"). TACTech's military library generally includes all standard microcircuits and discrete devices with military specifications. The data bases are instantly updated at TACTech's headquarters and delivered on a real-time, on-line basis. TACTech software provides a description and general specifications of each microcircuit and discrete device in the TACTech library, thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank devices according to packaging, quality levels, projected production life cycle and availability based on changes in technology and sources of supply. All semiconductors listed in TACTech's library are ranked by reference to such factors.

         TACTech has developed proprietary analysis procedures and software to provide a production life cycle projection assessment rating for each device type (microcircuit, diode and transistor) contained in its library. TACTech's production life cycle projections are determined by tracking specific device-type attribute values such as speed, density, packaging, manufacturing process, design-in acceptance and available sources of supply.

         TACTech's proprietary software allows its customers to receive information from TACTech's library in useable formats through a personal computer with modem access or through the Internet. The system allows for device type information searches to be conducted on a form, fit and function equivalent basis and/or alternate technology basis. Updates to TACTech's information library are available to TACTech's customers on a real-time, on-line basis. Information searches can be conducted by the customer on a base number search, through parametric product description and by generic part number identification. TACTech provides an automatic electronic discontinuance notification service through its built-in software, which automatically notifies the subscriber of changes in semiconductor availability with reference to the specific subscriber's bill(s) of materials. In addition, the TACTech systems allow contractors and designers to screen out obsolete semiconductors and provide for the more predictable manufacturing and better maintenance of equipment, thus helping to ensure a longer operational life of equipment.

         TACTech also maintains a "where used" library which contains the semiconductor content of over 2,000 unclassified military electronic system variations. A user can access this "where used" library to determine which specific device types are incorporated within specific systems or to determine how many electronic military systems use a given semiconductor.

         TACTech provides an information service that allows the user to convert most military specification semiconductors to their closest industrial equivalent. The conversion is based on electrical functionality as well as packaging availability.

         The Company generates revenues primarily through license agreements for its data base services pursuant to which it receives subscription fees. These agreements are generally for terms of 12 months, but may be canceled by either party upon 30 days' notice.

         On September 22, 1997, the Company issued 44,904 shares of its common stock for all the issued shares of Research Analysis Corporation ("RAC"). In addition, each of the two RAC selling shareholders received three-year employment agreements with the Company and stock options. Each employment agreement provides for an annual base salary and certain employee benefits up to an aggregate of $200,000; and an incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals. Options for 44,904 shares of the Company common stock in the aggregate were also granted to the RAC selling shareholders at an exercise price of $3.00 per share which vest over a three-year period at the rate of 14,968 shares per year. The right to exercise these options is subject to incremental vesting as (and if) the Company achieves certain targeted sales goals. These options were not granted pursuant to the Company's 1997 Option Plan.

         The Company believes that it can achieve synergies as a result of the application of RAC's search engine technology (which accounted for approximately 65% of RAC's revenues in RAC's

1997 fiscal year) to the Company's military and commercial systems componentry data bases and search engine technology, and that the RAC acquisition should enable the Company to offer improved data retrieval services to the Company's customers.

Competition
-----------

         TACTech competes with many data service companies which possess greater financial and human resources and which offer a greater variety of services than does TACTech. However, TACTech believes that it offers its customers a unique set of information services that have been specially developed to assist the military/aerospace market in solving problems relating to the management of diminishing sources of supply and technological obsolescence, as they pertain to high reliability semiconductor devices.

         TACTech believes it is the only commercially available, continuously updated, real-time, on-line information service company which has focused all its resources on providing such highly specialized services, thus giving it an advantage in competing favorably with other information service organizations who provide data services designed for more general application.

Marketing, Sales and Licensing
------------------------------

         TACTech maintains marketing, customer service and customer training representatives in its Yorba Linda, California headquarters and marketing representatives located in Orlando, Florida, New Orleans, Louisiana and Valhalla, New York. TACTech markets its data services through highly trained and highly specialized marketing personnel who contact prospective customers directly. TACTech also promotes its services and identifies prospective customers through participation in conferences and conventions dedicated predominantly or exclusively to the issue of shrinking availability of military products due to a diminishing number of manufacturing sources for military specified products, or due to technological obsolescence. Video sales aids and literature describing TACTech's data services are also utilized in its marketing program.

         TACTech licenses its proprietary software and data services under written license agreements with subscribers. Although TACTech provides customer support to its subscribers to facilitate efficient use of its data services, TACTech does not warrant the data provided to its subscribers.

         Many of the Company's customers access the Company services by a modem-to-modem connection using the customers' own computers. The Company also emphasizes delivery of its services through the Internet and World Wide Web rather than modem-to-modem distribution.

         Subscribers for the Company's services can access the TACTech home page at "www.tactech.com"; and the Company is seeking ways to realize greater efficiencies for delivering its services through the Internet and World Wide Web by augmenting and simplifying the use of its existing graphical user interface accessible on the Internet and World Wide Web. The Company plans to pursue the entry into marketing alliances aimed at penetrating the commercial/industrial market.

         In the fiscal year ended June 30, 1997, sales to no customer of the Company exceeded 10% of the Company's revenue. Sales to the Company's five largest customers in fiscal 1996 and 1997 accounted for approximately 21 percent and 27 percent, respectively, of the Company's revenues. Pursuant to its agreement with Arrow Electronics, Arrow Electronics is the sole electronic component distributor that is permitted to use the Company's services. The Company's management believes that if the Company were to lose Arrow Electronics as a customer, the Company would be able to replace the business lost from Arrow Electronics with business from other electronic component distributors.

         TACTech's sales outside the United States are as follows:

                                                  Fiscal 1996    Fiscal 1997
                                                  -----------    -----------
           Canada.................................  $ 20,000       $ 24,000
           Europe.................................    21,000         92,900
           Mid East (Israel)......................                   36,000
           Far East (Japan).......................                    4,800
                                                    --------       --------
           Total..................................  $ 41,000       $157,700
                                                    ========       ========

Customer Support and Warranty
-----------------------------

         TACTech's license agreements with its customers include in the base subscription price free on-site training for two representatives of the customer. The training program runs for two days and covers three areas; operational and conceptual understanding of the software program's capability and application training for integrating TACTech's service into the subscriber's system. Once on line, a subscriber may call TACTech for technical assistance, at the subscriber's cost, or use e-mail to obtain assistance. TACTech's license agreements expressly disclaim any warranty, express or implied, for the accuracy of its data bases.

Security Measures
-----------------

         TACTech has adopted a number of security measures and techniques. To protect against a natural disaster, the Company engages in daily system data backups and weekly full system data backups. Independent library tapes are maintained and off-site data storage is utilized which contains a full system data backup of library information and private customer files. To protect against unauthorized usage, the Company maintains a dual access code security system. The Company controls system access and allows its clients to apply a second level of security codes that protect their private files. All data is maintained in an encrypted state, only the password protected security codes controlled by the Company and the Company's customers can open the files and permit system usage. All entries to utilize the Company's services are recorded on a hard copy trail and are reviewed daily for proper authorization clearance. Safeguards are programmed into the entry codes that shut down the system after five attempts are made to enter the system with faulty access codes. The Company believes that these safeguards are sufficient to prevent the unauthorized use of its data base services by subscribers and to frustrate penetration of its system and theft of its data bases and programs by outsiders. TACTech meets the Pentagon's Orange Book standards for security in its industry. TACTech is in compliance with a G-2 level which is the highest security level for a networking service.

Source of Data Bases
--------------------

         Information for TACTech's data bases and libraries is acquired from the private and governmental sectors, including semiconductor manufacturers, defense contractors and the unclassified records of the U.S. Government and its agencies. Approximately two-thirds of TACTech's information for its data bases comes from numerous companies in the private sector which generally make such information available to persons having a recognized need for such information. The remaining information is obtained from governmental sources which can be accessed pursuant to the Freedom of Information Act.

Copyrights, Trademarks and Licenses
-----------------------------------

         TACTech maintains copyright protection for its computer software and related data base service and claims proprietary trade secret protection through customer licensing agreements. "TACTech" is a registered trademark of the Company. The Company does not hold any patents to any of the technology incorporated in its software or data services.

Research and Development
------------------------

         TACTech's research and development efforts principally focus on augmenting TACTech's existing customer interface design (the GUI on the Internet and World Wide Web), new information products, the further development of the Commercial Library, system security and the programming and maintaining of TACTech's hardware and software.

Employees
---------

         As of June 30, 1997, TACTech employed thirty-four (34) persons -- sixteen (16) persons in software development, data base maintenance and computer maintenance personnel; five (5) persons in data processing; five (5) persons in sales, marketing and customer support; and eight (8) persons in administrative roles. None of TACTech's employees are covered by a collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

         At June 30, 1997, TACTech was leasing a facility in Yorba Linda, California from Arrow Electronics on a month-to-month basis at a cost of $3,500 per month. Substantially all of TACTech's facility is in productive use. The Company has leased a new facility of approximately 11,500 square feet in Yorba Linda commencing on October 1, 1997 for a period of five (5) years. Pursuant to the non-cancelable lease, the annual lease rental rate for each of the five years is approximately $79,000, $83,000, $87,000, $93,000 and $97,000. In
addition, the Company bears its allocable portion of the property's common area maintenance which cannot exceed 106% of the previous year's common area maintenance charge.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not party to any material pending legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCK HOLDER MATTERS

         The Common Stock of the Company is traded in the over-the-counter market for securities that do not meet the Nasdaq Small Cap Market listing requirements under the symbol "TRZA." The following table sets forth the high and low closing prices of the Company's Common Stock (after only limited trading) since the first day of trade on July 25, 1997:

                                                         High            Low
                                                         ----            ---
         Fiscal Year Ending June 30, 1998
           First Quarter, (July 25, 1997 -
             September 22, 1997)                        $ 2.50          $ 0.93

         As of September 22, 1997, there were 598,734 shares of Common Stock outstanding and 898 beneficial owners, including 81 holders of record.

         No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1997. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes thereto included elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying these forward-looking statements are reasonable, there can be no assurance that they will prove to be accurate. Therefore, the inclusion herein of information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         Analysis of Financial Condition and Results of Operations covers the fiscal years ended June 30, 1997 and June 30, 1996.

         The following table expresses certain items from the Company's income statements as a percentage of net sales for the periods indicated:

                                                                    Year Ended June 30,
                                                                     1996          1997
                                                                     ----          ----
         Revenues...............................................    100.0%        100.0%
         Selling, general and administrative expenses...........     88.1          84.5
         Depreciation ..........................................      2.1           1.8
                                                                    -----         -----
         Income before income taxes ............................      9.8          13.7
         Charges in lieu of income taxes........................      3.1           4.7
                                                                    -----         -----
         Net Income.............................................      6.7           9.0
                                                                    =====         =====

Results of Operations - Fiscal Year Ended June 30, 1997
Compared to Fiscal Year Ended June 30, 1996

         TACTech generates revenues primarily through license agreements for its data base services. These agreements are generally for terms of 12 months, but may be canceled by either party upon 30 days notice. The number of subscriber licenses generating revenues was greater by approximately 30% at June 30, 1997 as compared to June 30, 1996. The following data indicates the licensing activity for each period:

                                                                    Year Ended June 30,
                                                                     1996         1997
                                                                     ----         ----
         Subscribers at beginning of period.....................      60           73
         Subscribers who did not renew..........................     (14)         (12)
         Subscribers added during period including
           renewal subscription ................................      27           34
                                                                     ---          ---
         Subscribers at end of period...........................      73           95
                                                                     ===          ===


         TACTech earned net income of $199,000 or $.36 per share for the fiscal year ended June 30, 1997 as compared to net income of $107,000 or $.19 per share for the fiscal year ended June 30, 1996 (calculated on a pro forma basis as if the Company was a stand-alone company).

         Revenues for the fiscal year ended June 30, 1997 were $2,206,000, as compared to $1,601,000 for the comparable 1996 period. This represented an increase of 38%.

         This increase in revenue is primarily attributed to a combination of a larger subscription base and a general increase in subscription services as subscribers renew. In fiscal 1997 and fiscal 1996, the renewal rate of the Company's subscribers was approximately 80% and 81%, respectively.

         Selling and general and administrative expenses during fiscal year 1997 increased to approximately $1,863,000 from $1,410,000 for the prior comparable period. The increase is attributable primarily to increases in personnel costs as demonstrated by the following table:

                                                                   Number of Employees
                                                                    Year Ended June 30,
                                                                      1996       1997
                                                                      ----       ----
         Sales, marketing, training and customer service........        5          5
         Software development, data base maintenance
             and computer maintenance...........................        9         16
         Data processing........................................        3          5
         General and administrative.............................        5          8
                                                                       --         --
         Total..................................................       22         34
                                                                       ==         ==

         Charges in lieu of income taxes in fiscal 1997 amounted to $103,000, representing an effective tax rate of 34%, as compared to $50,000, with an effective tax rate of 32% for fiscal 1996.

Results of Operations - Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------------------------------

         TACTech's revenues from subscriber licenses increased by approximately 31% from $1,225,000 to $1,601,000 during the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995.

         The following data reflects TACTech's subscription history for the fiscal periods indicated:

                                                                  Fiscal Year  Fiscal Year
                                                                      1995        1996
                                                                      ----        ----
         Subscribers at beginning of period.....................       47          60
         Subscribers who did not renew..........................       (7)        (14)
         Subscribers added during period including renewal
           subscribers..........................................       20          27
                                                                       --         ---
         Subscribers at end of period...........................       60          73
                                                                       ==         ===

         In Fiscal 1996 subscriber gains were approximately 50% more than the losses and in Fiscal 1995 the ratio was approximately 33%. Approximately 81% of the subscriber licenses expiring were renewed as compared to 77% in Fiscal 1995.

         TACTech earned net income of $107,186, or $0.19 per share (after giving effect to the Stock Split), for the Fiscal Year ended June 30, 1996, compared to $38,325, or $0.07 per share (after giving effect to the Stock Split), for the Fiscal Year ended June 30, 1995.

         Revenues for the Fiscal Year ended June 30, 1996 were $1,601,255 as compared to $1,224,656 for the Fiscal Year ended June 30, 1995. This represents an increase of 31% over the prior comparable period.

         Selling, marketing, software development and maintenance expenses and depreciation increased to $1,444,000 for the Fiscal Year ended June 30, 1996 as compared to $1,170,000 for the Fiscal Year ended June 30, 1995. The increase is primarily attributable to a $200,000 increase in personnel costs as a result of the Company's expanded operations. The following schedule demonstrates the growth in personnel additions by functional area:

                                                                             Number of Employees
                                                                         As of the Fiscal Year Ended
                                                                       -------------------------------
                                                                       June 30, 1995     June 30, 1996
                                                                       -------------     -------------
         Sales, marketing, training and customer service........              3                5
         Software development, data base maintenance
            and computer maintenance............................              7                9
         Data processing   .....................................              2                3
         General and administrative.............................              4                5
                                                                             --               --
         Total..................................................             16               22
                                                                             ==               ==

Trends

         TACTech's intention is to position itself to capitalize on the need for more efficient design service as the Department of Defense budget contracts. Although a declining U.S. military budget may result in a reduction in the total number or dollar value of military projects, TACTech believes that Department of Defense imperatives aimed at design efficiency for those projects will make TACTech's services more valuable as a means of reducing the incidence of technological obsolescence and assisting designers in identifying the best available military industrial practices.

Liquidity and Capital Resources

         In fiscal 1996 and 1995, the Company used most of its cash generated from operations for the acquisition of computers and computer related equipment, and for the reduction of its obligations to Zing and generally for business growth and development.

         Internal cash flow generated by the operations of the Company, together with borrowings under the Company's $1.5 million credit facility, should be sufficient for the Company to meet its short-term working capital requirements and capital expenditure requirements. TACTech's management is currently contemplating an expansion program for the Company which would include, among other things, expanding its direct sales force, establishing marketing and selling relationships both domestically and internationally, developing its Commercial Library, and developing and offering additional value-added services to its customers. In addition, other than with respect to the recently consummated acquisition of RAC, there are no present understandings, commitments or agreements with respect to any acquisition or of other businesses, products or technologies or any strategic alliances. The Company may from time to time evaluate potential acquisitions of businesses, products and technologies or strategic alliances and may in the future issue securities or require additional equity or debt financings to consummate such potential acquisitions or strategic alliances.

Impact of Inflation

         In fiscal 1997 and fiscal 1996, inflation did not have a significant impact on the operations of the Company. Since the Company's licensing contracts with its customers are for relatively short periods, inflation may have an adverse effect on the Company's revenues and pricing structure.

ITEM 7 - FINANCIAL STATEMENTS


                 Transition Analysis Component Technology, Inc.

                          Index to Financial Statements

                                  June 30, 1997


                                                                      Page No.
                                                                      --------
Report of Independent Auditors .........................................14
Balance Sheets..........................................................15
Statements of Income....................................................16
Statements of Stockholders' Equity......................................17
Statements of Cash Flows................................................18
Notes to Financial Statements...........................................19

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Directors
Transition Analysis Component Technology, Inc.
Yorba Linda, CA

         We have audited the accompanying balance sheets of Transition Analysis Component Technology, Inc. ("TACTech") as of June 30, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TACTech at June 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


September 22, 1997
White Plains, New York

                 Transition Analysis Component Technology, Inc.

                                 Balance Sheets

                                                                                        June 30,
                                                                                1996                 1997
                                                                            -------------------------------
Assets
Current Assets:
    Cash................................................................    $ 133,855             $ 132,908
    Accounts receivable, less allowances
       of  $5,000 in 1997 and 1996......................................      322,324               419,331
    Prepaid expenses and other current assets...........................          ---                10,700
                                                                            ---------             ---------
Total current assets....................................................      456,179               562,939

Equipment ..............................................................      347,257               500,086
Less: accumulated depreciation..........................................      270,375               309,937
                                                                            ---------             ---------
                                                                               76,882               190,149
                                                                            ---------             ---------
Total assets............................................................    $ 533,061             $ 753,088
                                                                            =========             =========


Liabilities and stockholders' equity
Current liabilities:
    Accrued compensation expense........................................     $ 39,021              $ 98,306
    Accrued income taxes due former parent company......................       66,415               169,815
    Accrued legal and audit expenses....................................       36,000                26,513
    Accrued expenses - other............................................       16,252                26,428
    Deferred income.....................................................       58,985                79,905
                                                                            ---------             ---------
Total current liabilities...............................................      216,673               400,967

Due to former parent....................................................      609,242                  ---
Contingencies (Note 7)

Stockholders' equity (deficiency):
    Common stock (par value $.01 per share; authorized
      50,000 shares as of June 30,1996 and 5,000,000 shares
      as of June 30, 1997;  issued and outstanding 15,200 shares
      as of June 30,1996 and 553,830 shares as of June 30,1997).........          152                 5,538
    Additional paid-in capital..........................................          848               440,967
    Accumulated deficit.................................................     (293,854)              (94,384)
                                                                            ---------             ---------
Total stockholders' equity (deficiency).................................     (292,854)              352,121
                                                                            ---------             ---------
Total liabilities and stockholders' equity (deficiency).................    $ 533,061             $ 753,088
                                                                            =========             =========

                             See accompanying notes.

                 Transition Analysis Component Technology, Inc.


                              Statements of Income

                                                                                  Year ended June 30,
                                                                               1996                1997
                                                                           -------------------------------
Revenues..............................................................     $ 1,601,255         $ 2,205,679

Selling, general and administrative expenses..........................       1,409,921           1,863,247
Depreciation of equipment.............................................          34,133              39,562
                                                                           -----------         -----------
Income before income taxes............................................         157,201             302,870
Charges in lieu of income taxes.......................................          50,015             103,400
                                                                           -----------         -----------
Net income............................................................     $   107,186         $   199,470
                                                                           ===========         ===========

Net income per common share...........................................           $ .19              $  .36
                                                                           -----------         -----------
Number of shares used in computation..................................         553,830             553,830
                                                                           ===========         ===========


                             See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                       Statements of Stockholders' Equity


                                                                                                    Total
                                                        Additional                               Stockholders'
                                       Common             Paid-in           Accumulated             Equity
                                       Stock              Capital             Deficit            (Deficiency)
                                       ---------------------------------------------------------------------
Balance at June 30, 1995                   $152              $848             $(401,040)           $(400,040)

Net income                                  ---               ---               107,186              107,186
                                       ---------------------------------------------------------------------
Balance at June 30, 1996                    152               848              (293,854)            (292,854)
Net income                                  ---               ---               199,470              199,470
Capital contribution of
   former parent                            ---           553,723                   ---              553,723
                                       ---------------------------------------------------------------------
Balance at June 30, 1997
   prior to distribution                    152           554,571               (94,384)             460,339
Stock split                               5,386            (5,386)                  ---                  ---
Costs in connection with
  distribution of stock                     ---          (108,218)                  ---             (108,218)
                                       ---------------------------------------------------------------------
Balance at June 30, 1997               $  5,538         $ 440,967             $ (94,384)           $ 352,121
                                       =====================================================================

                             See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                            Statements of Cash Flows

                                                                                         Year Ended June 30
                                                                                        1996             1997
                                                                                    ----------------------------
Operating activities
Revenues .....................................................................      $ 107,186          $ 199,470
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization..........................................         34,133             39,562
       Changes in operating assets and liabilities:
         Accounts receivable..................................................        (97,052)           (97,007)
         Prepaid expenses and other current assets............................         14,674            (10,700)
         Accrued compensation expense.........................................         12,516             59,285
         Accrued taxes due former parent company..............................         50,015            103,400
         Accrued legal and audit expenses.....................................         17,500             (9,487)
         Accrued expenses - other.............................................          7,595             10,176
         Deferred income......................................................         18,668             20,920
                                                                                    ----------------------------
Net cash provided by operating activities.....................................        165,235            315,619

Investing activities
Purchase of equipment.........................................................        (49,573)          (152,829)
                                                                                    ----------------------------
Net cash used in investing activities.........................................        (49,573)          (152,829)
                                                                                    ----------------------------

Financing activities
Decrease in amounts due to former parent......................................        (48,400)           (55,519)
Costs in connection with distribution of stock................................            ---           (108,218)
                                                                                    ----------------------------
Net cash used in financing activities.........................................        (48,400)          (163,737)
                                                                                    ----------------------------

Net increase (decrease) in cash ..............................................         67,262               (947)
Cash at beginning of year.....................................................         66,593            133,855
                                                                                    ----------------------------
Cash at end of year...........................................................      $ 133,855          $ 132,908
                                                                                    ============================


                             See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                          Notes to Financial Statements

                                  June 30, 1997


1.   Organization and Summary of Significant Accounting Policies

Organization

Prior to June 30, 1997, Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") was a 90% owned subsidiary of Zing Technologies, Inc. ("Zing"), the Company's former parent, and the remaining 10% was owned by one officer of the Company. TACTech is located in Yorba Linda, California.

The Company filed a registration statement on Form SB-1, which became effective June 30, 1997, for the purpose of distributing the Common Stock of the Company which was owned by Zing to the shareholders of Zing (the "Distribution"). In connection with the Distribution, the Common Stock authorized and outstanding was split on approximately a 36.436-for-one basis.

Also, in connection with the Distribution, intercompany advances (excluding income taxes) as of the effective date of the Distribution were converted to equity and, accordingly, were included within additional paid-in capital.

As of the date of the Distribution, the Company engaged certain employees of Zing (with the permission of Zing) on a part-time basis to render to the Company the following services for a cost not to exceed $100,000 per year including: to advise in the development of the Company's business plan, to advise the Company with respect to and to negotiate agreements on the Company's behalf, to coordinate communications with the Company's stockholders, to advise the Company with respect to and to negotiate acquisitions and financing, to prepare and file the Company's tax returns and reports required by applicable securities laws and rules of applicable stock exchanges, to review and supervise the Company's accounting department and systems from time to time and suggest revisions and changes thereto, and to perform such further services as such employees may agree.

General Business Description

TACTech is a semiconductor information service provider which licenses proprietary computer software tools combined with electronic semiconductor availability libraries and data bases that are utilized by various segments of the Department of Defense, the defense/aerospace industry, and industrial users of high reliability semiconductors and manufacturers and distributors of high reliability and military grade semiconductors.

                 Transition Analysis Component Technology, Inc.

1.   Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition and Concentration of Credit Risk

The Company recognizes revenue on a monthly basis with substantially all contracts cancelable on 30 days notice.

Equipment

Equipment is stated at cost and is depreciated using the straight-line method over five years.

Net Income Per Common Share

Net income per common share is based on the weighted average number of shares of Common Stock outstanding during the year, adjusted to reflect the stock split referred to above for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reasonably approximate fair value due to the short maturity of these items.

Recent Accounting Pronouncement

The Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 in fiscal 1997, and there was no impact.

Agreements

In April 1993, TACTech entered into a three-year exclusive licensing agreement with a distributor of electronic components at an annual rate of $108,000 and this agreement was amended in May 1993 with an expiration date of June 1998. The annual rate was amended to $200,000 effective July 1995.

                 Transition Analysis Component Technology, Inc.

1.   Organization and Summary of Significant Accounting Policies (continued)

TACTech agreed that during the term of this agreement it would not grant or authorize any other party access to its data bases or services if such party were in the business of distributing electronic component parts. The agreement may be renewed for successive one-year periods by mutual written consent of the parties.

2.   Charges in Lieu of Income Taxes

The Company filed its federal income taxes on a consolidated basis for fiscal years ended 1996 and 1997 with its former parent, Zing. Income taxes are computed on a separate company basis pursuant to the liability method. Taxes payable as of June 30, 1997 and 1996 aggregated to $169,815 and $66,415, respectively, and are due to the former parent company.

The Company records taxes under the liability method of accounting for income taxes. Under this method, any deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets of $28,000 and valuation reserves of $28,000 related thereto have been recorded at June 30, 1997.

The difference between the effective tax rate and the federal tax rate of 34% is due to the effect of the graduated federal tax rate schedule and state taxes.

3.   Employee Benefit Plans

Zing has a deferred compensation program for all employees, which is qualified under Section 401(k) of the Internal Revenue Code under which the Company's eligible employees were entitled to participate in the 1996 fiscal year and 1997 fiscal year. Under the program, contributions to be made by the Company are at the discretion of the Board of Directors of the Company. The Company contributed $1,600 in fiscal 1997 and $2,800 in fiscal 1996. Upon the distribution by Zing of its Company shares to Zing shareholders, the Company established its own deferred compensation plan for employees qualified under Section 401(k) of the Internal Revenue Code. The Company does not maintain post-retirement benefit plans.

4.   Leases

In fiscal year 1997, TACTech rented facilities in Yorba Linda, California on a month-to-month basis. Lease expense for the years ended June 30, 1997 and 1996 was $ 46,000 and $44,000, respectively.

                 Transition Analysis Component Technology, Inc.

4.   Leases (continued)

The Company has leased a new facility of approximately 11,500 square feet in Yorba Linda commencing on October 1, 1997 for a period of five (5) years. Pursuant to the new non-cancelable lease, the annual lease rental rate for each of the five years is approximately $79,000, $83,000, $87,000, $93,000 and $97,000. In addition, the Company bears its allocable portion of the property's common area maintenance which cannot exceed 106% of the previous years' common area maintenance charge.

5.   Stockholders' Equity

The Company's Board of Directors adopted and the Company's stockholders approved the Transition Analysis Component Technology, Inc. 1997 Stock Option Plan (the "Plan"). Under the Plan, options to purchase up to 60,000 shares of Company common stock are available for grant from time to time for key employees of and consultants to the Company. No options have been granted under the Plan.

In connection with the Distribution, the Company amended its Certificate of Incorporation to increase its authorized capital to 10,000,000 shares of capital stock, of which 5,000,000 shares are designated as common stock, $.01 par value, and 5,000,000 shares as preferred stock, $.01 par value.

6.   Related Parties

The Company has been allocated a portion of Zing's corporate administrative expenses which amounted to $100,000 in fiscal 1997 and $75,000 in fiscal 1996 and are included in selling, general and administrative expenses.

The President and Chief Executive Officer of the Company (also an officer of
Zing) has an employment agreement expiring on June 30, 2000, entitling him to a salary of $80,000 per annum. There is no contractual entitlement to any bonus.

The Executive Vice President and General Manager has an employment agreement expiring on May 1, 1999, entitling him to a base salary of $120,000 per annum plus five percent (5%) of the Company's collected revenues, except that for revenues attributable to another commissioned member, the commission rate is two and one-half percent.

In December 1996, Zing loaned $100,000 to the Company's Executive Vice President in exchange for his secured promissory note. The promissory note, which matured on June 29, 1997, was secured by a first priority security interest in all of his shares of common stock of the Company. In fiscal 1997, $46,000 was repaid and the balance of $54,000 remains outstanding as an advance to such executive from Zing.

                 Transition Analysis Component Technology, Inc.

7.   Contingencies

Pursuant to an indemnification agreement entered into between the Company and Zing in connection with the distribution by Zing of its TACTech shares of Common Stock to Zing's stockholders (the "Distribution"), the Company agreed to indemnify and save harmless Zing and its directors, officers, employees, agents and/or affiliates for any claims incurred or suffered, directly or indirectly, by them resulting from or attributable to, among other things (i) the operation of the Company from and after the Distribution (ii) any claim, suit or other type of proceeding based upon, arising out of or in connection with the operation of the Company's business (other than Zing's business) prior to the Distribution, and (iii) any claims, suit or other type of proceeding based upon arising out of or in connection with any information concerning the Company in the Prospectus relating to the Distribution or any information furnished by the Company concerning the Company for inclusion in such Prospectus. Although the Company is not aware of any pending or threatened material liability for which it anticipates becoming obligated to make payments in connection with its obligations to indemnify the Zing, there can be no assurance that such indemnification obligations could not arise or that such indemnification obligations would not be material to the Company. Under the Indemnification Agreement, Zing is required to indemnify the Company in certain circumstances, which obligation may counterbalance the indemnification obligations owed by the Company to Zing.

The net assets transferred at June 30, 1997 in TACTech were as follows:

          Current Assets                              $  671,000
          Non-Current Assets                          $  190,000
          Liabilities                                 $ (401,000)
                                                      ----------
          Net Assets                                  $  460,000
                                                      ==========

8.   Subsequent Events

On August 28, 1997, the Company entered into a $1,500,000 revolving credit facility with a commercial bank (the "Bank") to be used for working capital and equipment acquisitions. The facility has a three year term and is guaranteed by Zing. Interest on all borrowings is at a variable rate tied to the Bank's prime rate. All of the Company's personal property collateralizes borrowings under such facility.

On September 22, 1997, the Company issued 44,904 shares of its common stock for all the issued shares of Research Analysis Corporation ("RAC"). In addition, each of the two RAC selling shareholders received three-year employment agreements with the Company and stock options. Each employment agreement provides for an annual base salary and certain employee benefits up to an aggregate of $200,000; and an incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals.

                 Transition Analysis Component Technology, Inc.

8.   Subsequent Events (continued)

Options to purchase 44,904 shares of the Company common stock in the aggregate were also granted to the RAC selling shareholders at an exercise price of $3.00 per share which vest over a three-year period at the rate of 14,968 per year. The right to exercise these options is subject to incremental vesting as (and if) the Company achieves certain targeted sales goals. These options were not granted pursuant to the Company's 1997 Option Plan.

The Company believes that it can achieve synergies as a result of the application of RAC's search engine technology (which accounted for approximately 65% of RAC's revenues in RAC's 1997 fiscal year) to the Company's military and commercial systems componentry data bases and search engine technology, and that the RAC acquisition should enable the Company to offer improved data retrieval services to the Company's customers.

A summary RAC balance sheet and operations data as of August 31, 1996 and for the RAC fiscal year then ended is as follows:

Unaudited Balance Sheet Data

Current assets....................................................   $  232,000
Non current assets................................................        9,000
                                                                     ----------
Total assets......................................................      241,000
Current liabilities...............................................       92,000
                                                                     ----------
Shareholders' equity..............................................   $  149,000
                                                                     ==========

Unaudited Operations Data

Revenues      ....................................................   $  668,000
                                                                     ----------
Direct Costs......................................................      405,000
Selling, general and administrative expenses......................      266,000
                                                                     ----------
Net loss..........................................................   $   (3,000)
                                                                     ==========

The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

ITEM 8 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

To be filed by amendment on Form 10-KSB on or before the 120th day following the end of the Company's most recently completed fiscal year.

                                     PART IV

ITEM 13 -  EXHIBITS LIST AND REPORTS ON FORM 8-K

     The following exhibits are filed with this registration statement, and this list constitutes the exhibit index.

     (a)   Exhibits List.

Exhibit No.                             Description
-----------                             -----------
  3.1          Form of Certificate of Incorporation (amended/restated - Delaware)*
  3.2          Form of By-laws (amended/restated)*
  4            Common Stock Certificate*
  10.1         Malcolm Baca Employment Contract*
  10.2         Robert E. Schrader Employment Contract*
  10.4         Indemnification Agreement*
  10.6         Option Plan*
  10.7         Escrow and Distribution Agreement*
  10.8         Merger Agreement and Plan of Reorganization among the Company, Research
               Analysis Corporation, Research Technology Analysis Corp., Bruce L. Blackford
               and Jeff Hanser, dated as of September 1, 1997.
  10.9         Option Agreement dated September 22, 1997 between the Company and Jeff
               Hanser.
  10.10        Option Agreement dated September 22, 1997 between the Company and Bruce
               L. Blackford
  10.11        Employment Agreement dated as of September 1, 1997 between the Company and Jeff Hanser
  10.12        Employment Agreement between the Company and Bruce L. Blackford dated as of September 1, 1997
  10.13        Credit Agreement between the Company and Fleet Bank dated August 28, 1997
  10.14        Commercial Purpose Master Note from the Company in favor of Fleet Bank dated August 28, 1997.
  10.15        Security Agreement between Fleet Bank and the Company dated August 28, 1997.
  11           Statement Re: Computation of Per Share Earnings. (See Note 1 to Financial
               Statements on Page 20 of this Report).
  27           Financial data schedule
  99.1         Letter Agreement, dated July 7, 1995 between Transition Analysis Component
               Technology, Inc. and Arrow Electronics, Inc.*
  99.2         Form of License Agreement and Rider to Agreement, dated May 19, 1993 between Transition Analysis Component Technology, Inc. and Arrow Electronics,
               Inc.*

(b) Reports on Form 8-K - Not Applicable

---------------------------------
* Incorporated by reference from the Company's Registration Statement on Form SB-1 (No. 333-20709).

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of October, 1997.

                                 Transition Analysis Component Technology, Inc.


                                 By: /s/ Robert E. Schrader
                                     ------------------------------------------
                                         Robert E. Schrader
                                         President, Chief Executive Officer and
                                           Chairman of the Board


         Each person whose signature appears below constitutes and appoints Robert E. Schrader and Martin S. Fawer, or either of them, each with the power of substitution, his or her true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                                Date
       ---------                        -----                                ----
/s/ Robert E. Schrader         President, Chief Executive              October 6, 1997
---------------------------    Officer and Chairman of the Board
Robert E. Schrader             (Principal Executive Officer)


/s/ Martin S. Fawer            Treasurer and Director                  October 6, 1997
---------------------------    (Principal Financial Officer)
Martin S. Fawer


/s/ Deborah J. Schrader        Secretary and Director                  October 6, 1997
---------------------------
Deborah J. Schrader