Form 10KSB/A
period 1997-06-30
TRANSITION ANALYSIS OF COMPONENT TECHNOLOGY INC
filed 1997-10-24
CIK 1030615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ____________

                         Commission File Number 0-22709

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                     13-3391820
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     or organization)

22700 Savi Ranch Parkway, Yorba Linda CA                 92657
--------------------------------------------------------------------------------
(Address of principal executive officers)              (Zip Code)

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ No: ___

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 22, 1997 was $460,988.

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

Transitional small business disclosure format    Yes ____    No _X_

ITEM 9  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of all Directors and Executive Officers of the Company, their positions with the Company, their term of office and their business background are set forth below.


                            Director of
Name                 Age    TACTech Since  Position
----                 ---    -------------  --------
Robert E. Schrader    53    1987           President and Chief Executive Officer
Martin S. Fawer       63    1987           Chief Financial Officer and Treasurer
Deborah J. Schrader   50    1987           Secretary
Malcolm Baca          55    ----           Executive Vice President and Chief
                                           Operating Officer
Jeff Hanser           39    ----           Senior Vice President
Bruce L. Blackford    49    ----           Senior Vice President


      Robert E. Schrader, has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its incorporation in 1987. He is the husband of Deborah J. Schrader. He is the founder of Zing Technologies, Inc. ("Zing"), and has been its President, Chief Executive Officer and Chairman of the Board of Directors since its incorporation in 1969. He expects to devote approximately 25% of his business time to the affairs and operations of the Company.

      Martin S. Fawer, has been the Chief Financial Officer and Treasurer of the Company since March 1995; and from June 1, 1987 to March 1995 he was Vice President and Assistant Treasurer of the Company. He is also the Chief Financial Officer, Treasurer and a director of Zing. For more than five years, Mr. Fawer has been a principal of The Fawer Group, P.C., and its predecessors, certified public accountants. He expects to devote approximately 10% of his business time to the affairs and operations of the Company.

      Deborah J. Schrader, has been Secretary of the Company since its incorporation in 1987. She has also been the Secretary and a director of Zing since its incorporation in 1969. She is the wife of Robert E. Schrader.

      Malcolm Baca, has been Vice President and Treasurer from 1987 to March 1995; and Executive Vice President and Chief Operating Officer since March 1995.

      Jeff Hanser, has been Senior Vice President of the Company since September 1997. He has also served as Executive Vice President and Chief Financial Officer of Research Analysis Corporation ("RAC"), a recently acquired wholly owned subsidiary of the Company, from 1992 to 1994 and has been its President and Chief Executive Officer since 1994 up to the time of the RAC acquisition by the Company. Mr. Hanser has over 15 years of experience in the design and implementation of major Configuration and Systems Management for the United States Navy and Air Force.

      Bruce Blackford, has been Senior Vice President of the Company since September 1997. He has also served as President and Chief Executive Officer of RAC from 1992 to 1994, and has been its Executive Vice President and Chief Financial Officer since 1994 up to the time of the RAC acquisition by the Company. Mr. Blackford has been a director of RAC since its inception in 1983.

      Martin S. Fawer, Robert E. Schrader and Deborah J. Schrader are directors of Zing. As of September 17, 1997, except for the foregoing, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, or any company registered as an Investment Company under the Investment Company Act of 1940. Other than Robert
E. Schrader and Deborah J. Schrader, who are married to each other, there is no family relationship among any members of the Board of Directors or the officers of the Company.


ITEM 10 - EXECUTIVE COMPENSATION

      The following table shows, for the three most recent fiscal years ended June 30, the cash compensation paid or accrued for those years to the Chief Executive Officer and to the one executive officer (other than the Chief Executive Officer) whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which he served exceeded $100,000 for the Company's last fiscal year:


                                                                 All Other
Name and Principal Position       Fiscal Year  Salary    Bonus   Compensation(1)
---------------------------       -----------  ------    -----   ---------------

Robert E. Schrader (2)               1997     $ 80,000    ---          ---
   Chief Executive Officer           1996        ---      ---          ---
   and President                     1995        ---      ---          ---

Malcolm A. Baca                      1997     $188,713    ---        $1,374
   Executive Vice President and      1996     $178,269    ---        $1,374
   Chief Operating Officer           1995     $168,818    ---        $1,374

----------
(1) Other compensation represents annual life insurance premiums paid on behalf of the officer listed.

(2) Although no compensation was directly paid by the Company to Mr. Schrader during the fiscal years ending June 30, 1995 and 1996, (1) effective
      July 1, 1996 Robert E. Schrader became entitled to and received an annual salary of $80,000 pursuant to an employment agreement discussed below under "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and (2) prior to June 30, 1997, Mr. Schrader was compensated by Zing which was receiving management fees from the Company for services rendered by Mr. Schrader to the Company. Management fees in the amount of $75,000 were paid by the Company to Zing in the fiscal years ended June 30, 1996 and June 30, 1997.

   Grant of Options
   ----------------

      As of the date of this report, although 60,000 shares of Company Stock have been reserved for issuance pursuant to the Company's 1997 Option Plan, there were no outstanding options to purchase or securities convertible into Company Common Stock or stock appreciation rights related to Company Common Stock other than the options to purchase 44,904 shares of Company Common Stock in the aggregate issued in the Company acquisition of RAC to Messrs. Hanser and Blackford.

   Compensation of Directors
   -------------------------

      The Company does not pay directors for their services as directors. The Company may, in the future, pay directors who are not officers or employees for their services as directors plus a fee for committee meetings attended.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

      Mr. Robert E. Schrader has an employment agreement with the Company, the term of which expires on June 30, 2000. Mr. Schrader's agreement entitles him to a salary of $80,000 per annum. Mr. Schrader has no contractual entitlement to any bonus. Pursuant to the employment agreement, Mr. Schrader has agreed to serve as the Company's Chief Executive Officer, President and Chairman of the Board of Directors on a part-time basis. In the event that a Change in Control (as defined in the employment agreement) of the Company occurs, Mr. Schrader may terminate his employment. In such event, Mr. Schrader is required to extend the duration of the non-competition agreements set forth in the employment agreement to the third anniversary of such Change of Control. In consideration for the extension of his agreement not to compete with the Company after such Change of Control which results in the termination of the term of his employment agreement, Mr. Schrader will be entitled to receive a lump sum payment equal to the amount of the remaining base salary he would be entitled to under his employment agreement had it not been so terminated, plus $250,000. Pursuant to such employment agreement, Mr. Schrader is required only to provide part time services to the Company, but not less than 10 business hours per week.

      Mr. Malcolm A. Baca has an employment agreement with the Company under which he will devote full-time efforts on behalf of the Company. The term of Mr. Baca's employment expires April 30, 1999. Mr. Baca's agreement entitles him to a base salary of $120,000 per annum, plus five percent (5%) of the Company's collected revenues, except that on revenues attributable to another commissioned member of the Company's management, Mr. Baca's commission is two and one half percent (2 1/2%). In all events, Mr. Baca's compensation cannot exceed $350,000 per anum subject to increase based upon the National Consumer Price Index. All commissions to Mr. Baca are subject to his required contribution of one-half of one percent (1/2%) of the Company's collected revenues to a bonus pool fund for the benefit of non-commissioned members of management, which contribution is matched by the Company. In the event Mr. Baca is terminated without good cause, the Company is obligated to continue to pay compensation to Mr. Baca through April 30, 1999. Mr. Baca's agreement also prohibits Mr. Baca from selling any of his shares of Common Stock during the one year period after the June 30,1997. After the expiration of such one year period, Mr. Baca is not permitted to sell in excess of 25% of his shares of Company Stock until the expiration of two years after June 30, 1997.

      The Company has engaged Mr. Martin S. Fawer on a part-time basis to perform supervisory financial and strategic analysis services. See "Certain Relationships and Related Transactions" below.

      Each of Mr. Blackford and Mr. Hanser have entered into an employment agreement on identical terms and conditions with the Company for a term of three years. Under their respective employment agreements, each has agreed to serve as a Senior Vice President of the Company. Pursuant to the agreements, each of Mr. Blackford and Mr. Hanser is entitled to a salary of $193,000 per annum, and is eligible to receive an incentive bonus of up to$100,000 annually. The annual bonus is based on the Company achieving certain targeted sales goals.

      Each of Messrs. Blackford's and Hanser's employment agreement provides that if his employment is terminated without cause (or, as a result of death or disability), he will be entitled to receive base salary up to the date of such termination (and, subject to the Company's option, salary for up to one year following termination without cause in exchange for which the term of the non-competition agreement in his employment agreement shall continue for such one year period), and a pro rata portion of his annual bonus (if any) based on the number of days of employment in the then current contract year. Additionally, the vesting of options granted to each of Messrs. Blackford and Hanser by the Company in connection with the RAC transaction will accelerate under certain circumstances including, without limitation, if his employment is terminated without cause or, if his employment is terminated as a result of death or disability, and if a change of control (as described in such option agreements) occurs.

1997 Option Plan

      The Company's Board of Directors has adopted and the Company's stockholders have approved the Transition Analysis Component Technology, Inc. 1997 Stock Option Plan (the "Option Plan"). The Board believes that the Option Plan is desirable to attract and retain executives, other key employees and consultants of outstanding ability. Under the Option Plan, options to purchase an aggregate of not more than 60,000 shares of Company common stock ("Company Stock") are available for grants from time to time to key employees of and consultants to the Company. No options have been granted under the Option Plan, and there are no current plans for the granting of options to specific employees or consultants.

      The Option Plan is administered by a committee appointed by the Board of Directors. The committee may exercise all of the powers of the Board of Directors in relation to the Option Plan. The committee is generally empowered to interpret the Stock Option Plan, to prescribe rules and regulations relating thereto, to determine the terms of the option agreements, to determine the employees or consultants to whom options are to be granted, and to determine the number of shares subject to each option and the exercise price thereof. Options granted to employees, including directors and officers may be designated as incentive stock options ("ISOs"). The per share exercise price of ISOs may not be less than 100% of the fair market value on the date the option is granted (or 110% of the fair market value on the date of grant of an ISO if the optionee owns more than 10% of the outstanding Company Stock). The per share exercise price for non-qualified stock options may not be less than 75% of fair market value on the date the option is granted.

      An option agreement may provide for the surrender of the right to purchase shares under the option in return for a payment in cash or shares of Company Stock or a combination of cash and shares of Company Stock equal in value to the excess of the fair market value of the shares with respect to which the right to purchase is surrendered over the option price therefor. Moreover, an option agreement may provide for the payment of the option price, in whole or in part, by the delivery of a number of shares of Company Stock (plus cash if necessary) having a fair market value equal to such option price.

      Each option and all rights granted thereunder shall not be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder, and shall be exercisable during the optionee's lifetime only by the optionee or the optionee's guardian or legal representative.

      In the event of certain basic structural or capital changes in the Company, the Committee, acting in its sole discretion, may make such adjustments to options then outstanding as the Committee deems appropriate to reflect such change, or provide that the number of shares of Company Stock covered by an option theretofore granted shall be adjusted so that such option shall thereafter cover the number and of shares of stock or other securities or property to which the optionee would have been entitled pursuant to the terms of the agreement relating to such change if, immediately prior to such change, the optionee had been the holder of record of the number of shares of Company Stock then covered by such option.

      Options designated as ISOs are intended to have the attendant tax benefits provided under Sections 421 and 422 of the Code. Accordingly, the Option Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Company Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company) may not exceed $100,000.

      The Board may modify, suspend or terminate the Option Plan; provided, however, that certain material modifications affecting the Option Plan must be approved by the stockholders and any change in the Option Plan that may adversely affect an optionee's rights under an option previously granted under the Option Plan requires the consent of the optionee.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      The following table sets forth, as of September 22, 1997, information concerning beneficial ownership of voting securities of the Company by any executive officers of the Company and each person who is known by management to own beneficially more than 5% of any class of such securities:


                                                   Amount of
                                                 Common Stock           Percent
      Name                   Title            Beneficially Owned       Of Class
      ----                   -----            ------------------       --------
Stacy J. Schrader      Shareholder                  109,169             18.23%
Robert M. Schrader     Shareholder                  109,168             18.23%
Malcolm Baca           Executive Vice                55,383              9.25%
                       President
Robert E. Schrader     President and C.E.O.          12,094              2.00%
Martin S. Fawer        Chief Financial                5,968              1.00%
                       Officer
Bruce L. Blackford     Senior Vice President         22,452              3.75%
Jeff Hanser            Senior Vice President         22,452              3.75%


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interest in Certain Transactions of Directors, Officers and Principal Holders of Voting Securities

      As of October 27, 1997, Mr. Schrader owned 1,152,711 shares of Zing Common Stock constituting approximately 43.34% of the issued and outstanding shares of Zing Common Stock (assuming the issuance of shares issuable (and not yet issued) as of June 30, 1997 in connection with the purchase of the minority ownership in Zing's Omnirel subsidiary); and Mr. Martin Fawer owned 14,856 shares of Zing Common Stock, constituting less than one percent (1%) of the issued and outstanding shares of Zing Stock. Mr. Schrader, Deborah J. Schrader (Mr. Schrader's wife) and Mr. Fawer are directors of the Company and thus have an indirect interest in the various agreements and arrangements between Zing and the Company including the Zing guaranty of the Company's credit facility, the Indemnification Agreement with Zing and the management services to be provided to the Company by certain employees of Zing.

      Zing guaranteed repayment by the Company of its obligations under the Company's $1.5 million credit facility with a commercial bank. Pursuant to the Indemnification Agreement, among other things, the Company and Zing have entered into certain agreements with respect to the indemnification of certain liabilities arising from the operation of their respective businesses. The Company will engage certain Zing employees (with the permission of Zing) who will provide management services to the Company. Management of the Company anticipates that the aggregate cost of such services will not exceed $100,000 per year.

      On December 17, 1996, Zing advanced $100,000 to Mr. Baca for personal uses unrelated to the Company in exchange for Mr. Baca's secured promissory note. The promissory note, which matured on June 29, 1997, was secured by a first priority security interest in all of his shares of Company Stock. $46,000 was repaid on such note and a principal balance of $54,000 remains outstanding as an advance to Mr. Baca from Zing.


ITEM 13 -  EXHIBITS LIST AND REPORTS ON FORM 8-K

      The following exhibits are filed with this registration statement, and this list constitutes the exhibit index.

        (a)                      Exhibits List.

Exhibit No.                      Description
-----------                      -----------

    3.1               Form of Certificate of Incorporation (amended/restated -
                      Delaware)*
    3.2               Form of By-laws (amended/restated)*
    4                 Common Stock Certificate*
    10.1              Malcolm Baca Employment Contract*
    10.2              Robert E. Schrader Employment Contract*
    10.4              Indemnification Agreement*
    10.6              Option Plan*
    10.7              Escrow and Distribution Agreement*
    10.8              Merger Agreement and Plan of Reorganization among the
                      Company, Research  Analysis Corporation, Research
                      Technology Analysis Corp., Bruce L. Blackford and Jeff
                      Hanser, dated as of September 1, 1997.**
    10.9              Option Agreement dated September 22, 1997 between the
                      Company and Jeff Hanser.**
    10.10             Option Agreement dated September 22, 1997 between the
                      Company and Bruce L. Blackford.**
    10.11             Employment Agreement dated as of September 1, 1997
                      between the Company and Jeff Hanser.**
    10.12             Employment Agreement between the Company and Bruce L.
                      Blackford dated as of September 1, 1997.**
    10.13             Credit Agreement between the Company and Fleet
                      Bank dated August 28, 1997.**
    10.14             Commercial Purpose Master Note from the Company in favor
                      of Fleet Bank dated August 28, 1997.**
    10.15             Security Agreement between Fleet Bank and the
                      Company dated August 28, 1997.**

    10.16             Standard Industrial/Commercial Multi-Tenant Lease
                      between Pacific Gulf Properties, Inc. and the
                      Company dated August 11, 1997.  (Filed herewith.)
    11                Statement Re: Computation of Per Share Earnings. (See
                      Note 1 to Financial Statements on Page 20 of this
                      Report).**
    27                Financial data schedule**
    99.1              Letter Agreement, dated July 7, 1995 between Transition
                      Analysis Component Technology, Inc. and Arrow Electronics,
                      Inc.*
    99.2              Form of License Agreement and Rider to Agreement, dated
                      May 19, 1993 between Transition Analysis Component
                      Technology, Inc. and Arrow Electronics, Inc.*

(b)      Reports on Form 8-K - Not Applicable

----------

* Incorporated by reference from the Company's Registration Statement on Form SB-1 (No. 333- 20709).

** Previously filed as an exhibit to Registrant's annual report on Form 10-KSB for the fiscal year ending June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the __th day of October, 1997.

                                  Transition Analysis Component Technology, Inc.


                                  By: /s/ Martin S. Fawer
                                      ------------------------------------------
                                      Martin S. Fawer
                                      Chief Financial Officer and Treasurer