Form 10QSB
period 1997-09-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1997-11-14
CIK 1030615

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1997

                                    -- OR --

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 333-20709
                                               ---------

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


         DELAWARE                                    13-3391820
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                22681/22687 Old Canal Road, Yorba Linda, CA 92687
                -------------------------------------------------
                    (Address of principal executive offices)



                                 (714) 974-7676
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

         Former Address: 22700 Savi Ranch Parkway, Yorba Linda, CA 92657
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     The number of shares of common stock, $.01 par value, outstanding as of November 12, 1997 was 598,734.

--------------------------------------------------------------------------------

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated Balance sheets -
          September 30, 1997 and June 30, 1997 .............................  3

          Condensed consolidated Statements of income -
          three months ended September 30, 1997 and 1996 ...................  4

          Condensed consolidated Statements of cash flows -
          three months ended September 30, 1997 and 1996 ...................  5

          Notes to Condensed consolidated Financial Statements -
          September 30, 1997 ...............................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................  9



PART II.

OTHER INFORMATION

Item 5.   Other Information ................................................ 10

Item 6.   Exhibits and Reports on Form 8-K ................................. 11

          Signatures ....................................................... 12

                 Transition Analysis Component Technology, Inc.

PART I.   FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                                          September 30  June 30
                                                              1997        1997
                                                          ---------------------
                                                          (unaudited)
                                                              (000's omitted)
                                                          ---------------------
Current Assets
     Cash ................................................   $  124      $  133
     Accounts receivable, less reserves of
        $5,000 and $5,000, respectively ..................      538         419
     Prepaid expenses ....................................       30          11
                                                             ------      ------
     Total Current Assets ................................      692         563
                                                             ------      ------
Furniture and Equipment ..................................      590         500
     Less accumulated depreciation and amortization ......      346         310
                                                             ------      ------
                                                                244         190
                                                             ------      ------
Other Assets
     Rent security deposits ..............................       80          --
     Software development ................................       65          --
     Excess of cost over assets acquired .................       56          --
                                                             ------      ------
TOTAL ASSETS .............................................   $1,137      $  753
                                                             ======      ======

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
     Accrued expenses ....................................   $  233      $  321
     Loan payable - bank .................................      350          --
     Deferred income .....................................       63          80
                                                             ------      ------
Total Current Liabilities ................................      646         401
Stockholders' Equity
     Common Stock, par value $.01 per share:
        authorized 5,000,000 shares; issued
        598,734 shares as of September 30, 1997
        and 553,830 shares as of June 30, 1997 ...........        6           5
     Additional paid-in capital ..........................      553         441
     Retained earnings ...................................      (68)        (94)
                                                             ------      ------
Total Stockholders' Equity ...............................      491         352
                                                             ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $1,137      $  753
                                                             ======      ======

Note: The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

                 Transition Analysis Component Technology, Inc.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                            Three Months Ended
                                                               September 30,
                                                           1997           1996
                                                         --------        -------
                                                              (000's omitted,
                                                          except per share data)
                                                         -----------------------

Revenues .........................................           $648           $527

Selling, general and administrative expenses .....            600            395
Depreciation of  equipment .......................             11              7
Amortization of software development costs .......              1             --
Interest expense .................................              3             --
                                                          -------        -------
Income before income taxes .......................             33            125
Provision for income taxes .......................              7             38
                                                          -------        -------
Net income .......................................            $26            $87
                                                          =======        =======

Net Income per Common Share ......................          $0.05          $0.16
                                                          =======        =======

Number of shares used in computation .............        568,798        553,830


           See notes to condensed consolidated financial statements.

                 Transition Analysis Component Technology, Inc.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Three Months Ended
                                                                 September 30,
                                                                1997      1996
                                                                ----      ----
                                                                 (000's omitted)
                                                              ------------------
OPERATING ACTIVITIES
     Net income ..............................................  $ 26      $ 87
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
              Depreciation and amortization ..................    12         7
              Changes in operating assets and liabilities:
                  Accounts receivable ........................   (31)      (59)
                  Prepaid expenses and other current assets ..   (19)       (8)
                  Accrued expenses ...........................   (48)       33
              Deferred income ................................   (17)       --
              Rent security deposits .........................   (79)       --
                                                                ----      ----
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .....  (156)       60
                                                                ----      ----

INVESTING ACTIVITIES
     Costs related to RAC acquisition, net of cash received ..    12        --
     Purchase of equipment ...................................   (40)      (28)
     Additions to software development .......................    (5)       --
                                                                ----      ----
NET CASH USED IN INVESTING ACTIVITIES ........................   (33)      (28)
                                                                ----      ----

FINANCING ACTIVITIES
     Proceeds from lines of credit ...........................   350        --
     Net decrease in due to former parent ....................  (170)      (58)
                                                                ----      ----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........   180       (58)
                                                                ----      ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........    (9)      (26)
     Cash at beginning of period .............................   133       134
                                                                ----      ----
CASH AT END OF PERIOD ........................................  $124      $108
                                                                ====      ====


           See notes to condensed consolidated financial statements.

                 Transition Analysis Component Technology, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

     Also, in connection with the Distribution, inter-company advances (excluding income taxes) as of the effective date of the Distribution were converted to equity and, accordingly, were included within additional paid-in capital.

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

                 Transition Analysis Component Technology, Inc.

Acquisition of Research Analysis Corp.

     On September 22, 1997, TACTech acquired the search and report software of Research Analysis Corporation ("RAC") pursuant to a merger ( the "Merger") of Research Technology Analysis Corp., a California corporation formed for this purpose and wholly-owned by the Company with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

     The following unaudited pro-forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective quarters, after giving effect to pro-forma adjustments for compensation accruals and income taxes:

                                                 Nine months ended September 30,
                                                       1997          1996
                                                       ----          ----

     Revenue ..................................      $756,076      $737,123
     Net (Loss) Income ........................       ($4,851)     $100,807
     Net (Loss) Income per Common Share .......        ($0.01)        $0.17

     Historically, RAC derived revenues from consulting services and customer-specific projects (other than those specifically related to indenturing/component library services being developed by TACTech and known as "TACTRAC"). Such non-TACTRAC related revenue was derived by RAC typically under cost plus fixed fee contracts with the Department of Defense and government contractors and related specifically to training services, engineering support and logistics support. These contractual services dealt with issue of reliability, maintainability, failure analysis, reliability predictions, circuit card redesign, provisioning and weapons system file data extraction.

     It is the intention of TACTech selectively to disengage from RAC's non-TACTRAC related activity, redirect resources toward software development and marketing, and increase TACTRAC subscription revenue. Thus, in the short term, as TACTech develops the TACTRAC product, software development costs will in all likelihood increase and may exceed RAC revenues. TACTech anticipates marketing the TACTRAC product through TACTech (rather than RAC) channels. There can be no assurance that TACTech will be able successfully to develop and market the TACTRAC product and that such failure will not result in a material adverse effect upon TACTech.

                 Transition Analysis Component Technology, Inc.

     In Accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived assets for Long-Lived Assets to be Disposed of", the Company assesses the recoverability of cost in excess of net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction in the estimated useful life is warranted.

Loan Payable - Bank

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

Impact of New Accounting Standard

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which specifies a change in the computation, presentation and disclosure requirements for earnings per share and requires the restatement of all prior periods. The Statement is required to be adopted for periods ending after December 15, 1997. Accordingly, the Company will comply with the requirements of this standard, however, the Company does not expect that the impact of applying this standard will be material.

Stock-Based Compensation and Pro Forma Information

     Under the provisions of FASB No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and related compensation expense. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company is also required to present pro forma information as if provisions of FASB Statement No. 123 had been implemented as of the date of the stock options were granted. For the year ended January 31, 1997. The disclosure provisions of FASB Statement NO. 123 do not produce information that differs materially from that contained in the consolidated financial statements.

                 Transition Analysis Component Technology, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statement of operations:

                                                      Percent of Net Sales
                                                Three Months Ended September 30,
                                                      1997             1996
                                                --------------   ---------------

Revenues .........................................   100.0%            100.0%
Selling, general and administrative expenses .....    92.6              75.0
Depreciation and amortization of equipment
     and software development costs ..............     1.9               1.3
Interest expense .................................      .5                --
                                                     -----             -----
Income before income taxes .......................     5.0              23.7
Provision for income taxes .......................     1.0               7.2
                                                     -----             -----
  Net income .....................................     4.0              16.5
                                                     =====             =====


RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
 THREE MONTHS ENDED SEPTEMBER 30, 1996

     TACTech generates revenues primarily through license agreements for its data base services. These agreements are generally for terms of twelve months, but may be canceled by either party upon 30 days notice. The number of subscriber licenses generating revenues was greater by approximately 18% at September 30, 1997 as compared to as at September 30, 1996.

                                                             Three Months Ended
                                                                September 30,
                                                            1997            1996
                                                            ----            ----
Subscribers at beginning of period                           95              73
Subscribers who did not renew                                (5)             (3)
Subscribers added during period                               3               9
                                                            ---             ---
Subscribers at end of period                                 93              79
                                                            ===             ===

     The Company reported income of $26,000 or $.05 per share for the quarter ended September 30, 1997, a decrease of 70% from the comparable 1996 quarter of reported income of $87,000 or $.16 per share.

     Revenues for the three months ended September 30, 1997 were $648,000 compared to revenues for the three months ended September 30, 1996 of $527,000.

     Sales for TACTech increased 23% for the three months ended September 30, 1997 over the comparable 1996 quarter due principally to an increase of approximately 18% in the subscription base and $40,000 of sales from Research Analysis Corporation ("RAC"), a company acquired as of September 1, 1997.

     Selling, general and administrative expenses increased as a percentage of revenues to 93% for the three months

                 Transition Analysis Component Technology, Inc.

RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (continued)

ended September 30, 1997 compared to 75% for the comparable 1996 period. Approximately $62,000, or 10% of selling, general and administrative expenses were attributable to RAC. The balance of the increase in the selling, general and administrative expenses was primarily due to increased personnel costs as illustrated in the following table:

                                                      Number of Employees
                                                Three Months Ended September 30,
                                                       1997     1996
                                                       ----     ----

Sales, marketing, training and customer service          5        4
Software development, data base maintenance
         and computer maintenance                       18        9
Data Processing                                          3        3
General and administrative                               8        4
                                                        --       --
                                                        34       20
                                                        ==       ==

     The provision for income taxes decreased from $38,000 for the three months ended September 30, 1996 to $7,000 for the three months ended September 30, 1997 primarily as a result of the decrease in income before taxes of $92,000.

     The Company filed its federal income taxes on a consolidated basis for fiscal year ended 1997 with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method.

     The difference between the effective tax rate and the federal tax rate of 34% is due to the effect of the graduated federal tax rate schedule and state taxes.

Liquidity and Capital Resources

     For the three months ended September 30, 1996, the Company used most of its cash generated from operations for the acquisition of computers and computer related equipment and for the reduction of its obligations to its former parent company, Zing. For the three months ended September 30, 1997, cash generated from operations and from a line of credit was used to fund operations and to purchase computers and related equipment, to liquidate all obligations to its former parent company, Zing, and to pay costs related to the acquisition of RAC.

     Based upon current and anticipated levels of operations and plans for integrating the RAC business, the Company believes that is cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet is current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the foreseeable future.


                           PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

     When used in this Form 10-Q, and in future filings by TACTech with the Securities and Exchange Commission, in TACTech's press releases and in any oral statements made with the approval of an authorized TACTech executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties,

                 Transition Analysis Component Technology, Inc.

including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. TACTech wishes to caution readers not to place undo reliance on such "forward-looking statements", which speak only as of the date made. TACTech wishes to advise readers that factors listed below could affect TACTech's financial performance and could cause TACTech's actual results for future periods to differ materially form any opinion or statements expressed with respect to future periods in any current statements.

     TACTech will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Dependence on Key Personnel

     The business of TACTech is substantially dependent upon the active participation and technical expertise of its executive officers. TACTech is dependent upon the services of Malcolm Baca, its Executive Vice President and Chief Operating Officer. The Company currently maintains a key-man life insurance policy on such executive officer in the amount of $1,700,000. The Company's Board of Directors regularly re-evaluates the need for and the amount of such key-man life insurance. There can be no assurance, however, that TACTech can obtain executives of comparable expertise and commitment in the event of death, or that the business of TACTech would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure or any such executive officer.

Competition

     TACTech's license agreements are cancelable on thirty (30) days notice. Approximately 50% of TACTech's information for its data bases comes from numerous companies in the private sector. Accordingly, there can be no assurance that existing arrangements with private suppliers of data will continue in effect or, if they are canceled, that TACTech will be able to enter into arrangements with other suppliers on terms as beneficial to TACTech as those presently in effect. Moreover, there can be no assurance that other companies, including existing customers of TACTech, will not avail themselves of sources of data to develop their own software and data base services either in competition with TACTech or to enable them to have their own sources for such services. TACTech's software services and data bases are protected by trade secret provisions of license agreements and by copyright laws, but because such provisions and laws are frequently difficult or costly to enforce, there can be no assurance that such protection will prove effective.

Technical Changes and New Product Development

     In the event of changes in the structure of the computer hardware systems used by subscribers to operate TACTech's data software, TACTech would incur capital costs for new equipment and development costs in connection with the reconfiguring of its software programs, which cost could be substantial and could have an adverse effect on TACTech's profitability. In addition, TACTech regularly incurs capital costs in connection with its new product development in advance of their being ready for market, and there can be no assurance that such new products will prove profitable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is included herein: None.
(b) The Company did not file any report on Form 8-K during the three months ended September 30, 1997.

                 Transition Analysis Component Technology, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Transition Analysis Component Technology, Inc.
                                                (Registrant)








Date November 13, 1997                             /s/ Robert E. Schrader
     -----------------                             ----------------------
                                                   Robert E. Schrader, President
                                                   and Chief Executive Officer




Date November 13, 1997                              /s/ Martin S. Fawer
     -----------------                              -------------------
                                                    Martin S. Fawer, Treasurer
                                                    and Chief Financial Officer