Form 10QSB/A
period 1997-09-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1998-01-07
CIK 1030615

FORM 10-QSB/A

                                Amendment No. 1


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


                                               Three months ended September 30,
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


                                                      Number of Employees
                                                Three Months Ended September 30,
                                                       1997     1996
                                                       ----     ----

Sales, marketing, training and customer service          6        4
Software development, data base maintenance
         and computer maintenance                       20        9
Data Processing                                          3        3
General and administrative                               9        4
                                                        --       --
                                                        38       20
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






Date January 7, 1998                              /s/ Martin S. Fawer
     -----------------                              -------------------
                                                    Martin S. Fawer, Treasurer
                                                    and Chief Financial Officer