Form 10QSB
period 1997-12-31
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1998-02-17
CIK 1030615

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1997

                                     - OR -

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-20709



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

                22681/22687 Old Canal Road, Yorba Linda, CA 92687
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 974-7676
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Former Address: 22700 Savi Ranch Parkway, Yorba Linda, CA 92657
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

The number of shares of common stock, $.01 par value, outstanding as of January 31, 1998 was 598,734.
--------------------------------------------------------------------------------

                                                           INDEX





PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets --
         December 31, 1997 and June 30, 1997 ................................  3

         Condensed consolidated statements of operations --
         three months ended December 31, 1997 and 1996 ......................  4

         Condensed consolidated statements of operations --
         six months ended December 31, 1997 and 1996 ........................  5

         Condensed consolidated statements of cash flows --
         six months ended December 31, 1997 and 1996 ........................  6

         Notes to condensed consolidated financial
         statements -- December 31, 1997 ....................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................  9


PART II. OTHER INFORMATION

Item 5.  Other Information .................................................. 13

Item 6.  Exhibits and Reports on Form 8-K ................................... 14

         Signatures ......................................................... 15

PART 1. FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         December 31    June 30
                                                            1997          1997
                                                        ------------------------
                                                              (000's omitted
                                                            except share data)
                                                        ------------------------
                                                        (unaudited)      (Note)
Assets
Current assets
  Cash                                                     $   87         $133
  Accounts receivable, less allowances
    of $10 and $5, respectively                               704          419
  Prepaid expenses                                             19           11
                                                        ------------------------
Total current assets                                          810          563

Furniture and equipment                                       628          500
Less accumulated depreciation and amortization                362          310
                                                        ------------------------
                                                              266          190
Other assets
  Rent security deposits                                       81           --
  Software development                                         70           --
  Excess of cost over assets acquired                          56           --
                                                        ------------------------
Total assets                                               $1,283         $753
                                                        ========================

Liabilities and stockholders' equity
Current liabilities
  Accrued expenses                                         $  373         $321
  Loan payable - bank                                         520           --
  Deferred income                                             110           80
                                                        ------------------------
Total current liabilities                                   1,003          401

Stockholders' equity
  Common stock, par value $.01 per share;
    authorized 5,000,000 shares; issued
    598,734 shares as of December 31, 1997
    and 553,830 shares as of June 30, 1997                      6            5
  Additional paid-in capital                                  553          441
  Retained-earnings (deficit)                                (279)         (94)
                                                        ------------------------
Total stockholders' equity                                    280          352
                                                        ------------------------
Total liabilities and stockholders' equity                 $1,283         $753
                                                        ========================

Note: The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three months ended
                                                              December 31,
                                                        ------------------------
                                                          1997            1996
                                                        ------------------------
                                                             (000's omitted,
                                                         except per share data)
                                                        ------------------------

Revenues                                                $    921        $    510

Selling, general and administrative expenses               1,112             419
Depreciation of equipment                                     13               7
Amortization of software development costs                     3              --
Interest expense                                              11              --
                                                        ------------------------
Income (loss) before income taxes                           (218)             84
Provision for income taxes                                    --              25
                                                        ------------------------
Net (loss) income                                       $   (218)       $     59
                                                        ========================

Net (loss) income per common share                      $  (0.36)       $   0.11
                                                        ========================

Number of shares used in computation                     598,734         553,830
                                                        ========================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                            Six months ended
                                                              December 31,
                                                        ------------------------
                                                           1997          1996
                                                        ------------------------
                                                             (000's omitted,
                                                            except share data)


Revenues                                                $  1,569        $  1,038

Selling, general and administrative expenses               1,712             815
Depreciation of equipment                                     24              14
Amortization of software development costs                     4              --
Interest expense                                              14              --
                                                        ------------------------
Income (loss) before income taxes                           (185)            209
Provision for income taxes                                    --              63
                                                        ------------------------
Net (loss) income                                       $   (185)       $    146
                                                        ========================

Net (loss) income per common share                      $  (0.32)       $   0.26
                                                        ========================

Number of shares used in computation                     583,603         553,830
                                                        ========================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                            Six months ended
                                                               December 31,
                                                        ------------------------
                                                           1997          1996
                                                        ------------------------
                                                             (000's omitted)

Operating activities
Net (loss) income                                         $(185)         $146
Adjusted to reconcile net income to net cash
  (used in) provided by operating activities:
       Depreciation and amortization                        28             14
       Provision for losses in accounts receivable           5             --
       Changes in operating assets and liabilities:
          Accounts receivable                             (202)           (58)
          Prepaid expenses                                  (8)           (88)
          Accrued expenses                                  92            159
       Deferred income                                      30             69
       Rent security deposits                              (80)            --
                                                        ------------------------
Net cash (used in) provided by operating activities       (320)           242
                                                        ------------------------

Investing activities
Costs related to RAC acquisition, net of cash received      12             --
Purchase of equipment                                      (78)           (52)
Additions to software development                          (10)            --
                                                        ------------------------
Net cash used in investing activities                      (76)           (52)
                                                        ------------------------

Financing activities
Proceeds from lines of credit                              520             --
Net decrease in due to former parent                      (170)          (114)
                                                        ------------------------
Net cash provided by (used in) financing activities        350           (114)
                                                        ------------------------

Net (decrease) increase in cash                            (46)            76
Cash at beginning of period                                133            134
                                                        ------------------------
Cash at end of period                                     $ 87           $210
                                                        ========================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1997


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Note B -- Organization

Prior to June 30, 1997, Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") was a 90% owned subsidiary of Zing Technologies, Inc. ("Zing"), the Company's former parent, and the remaining 10% was owned by one officer of the Company.

The Company filed a registration statement on Form SB-1, which became effective June 30, 1997, for the purpose of distributing the Common Stock of the Company which was owned by Zing to the shareholders of Zing (the "Distribution"). In connection with the Distribution, the Common Stock authorized and outstanding was split on a 36.436-for-one basis.

Also, in connection with the Distribution, inter-company advances (excluding income taxes) as of the effective date of the Distribution were converted to equity and, accordingly, were included within additional paid-in capital.

Acquisition of Research Analysis Corp.

On September 22, 1997, TACTech acquired the assets of Research Analysis Corp. ("RAC") consisting primarily of search and report software pursuant to a merger of TACTech's newly formed and wholly owned subsidiary with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

The following unaudited pro-forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods after giving effect to pro-forma adjustments for compensation accruals and income taxes. The number of shares used in the computations of net (loss) income per common share is 598,734.


                                                          Three months ended
                                                          December 31, 1996
                                                          ------------------

          Revenue                                             $ 783,722
          Net (loss) income                                   $ 108,625
                                                              ---------
          Net (loss) income per common share                  $    0.18

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

Note B -- Organization (continued)


                                                  Six months ended December 31,
                                                     1997              1996
                                                  -----------------------------

          Revenue                                 $1,652,644        $1,520,845
          Net (loss) income                       $ (218,181)       $  208,962
          Net (loss) income per common share      $    (0.36)       $     0.35

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

Note C -- Summary of Significant Accounting Policies

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented; and restatement to conform to the Statement 128 requirements was not necessary.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:


                                               Percent of Net Sales
                                    Three Months Ended        Six Months Ended
                                       December 31,             December 31,
                                     1997        1996         1997        1996
                                    ------------------       ------------------

Revenues                            100.0%       100.0%      100.0%       100.0%
Selling, general and
  administrative expenses           120.7         82.1       109.1         78.5
Depreciation and amortization
  of equipment and software
  development costs                   1.7          1.4         1.8          1.3
Interest expense                      1.2           --          .9           --
                                    ------------------       ------------------
Income before income taxes          (23.6)        16.5       (11.8)        20.2
Provision for income taxes             --          4.9          --          6.0
                                    ------------------       ------------------
Net (loss) income                   (23.6)        11.6       (11.8)        14.2
                                    ==================       ==================

Results of Operations - Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

The Company reported a loss of $218,000 or $.36 per share for the quarter ended December 31, 1997, a decrease from the comparable 1996 quarter of reported income of $59,000 or $.11 per share.

The Company generates revenues primarily through license agreements for its information services provided through the Company's libraries and data bases. These agreements are generally for terms of twelve months and may be canceled by either party upon 30 days notice. The number of subscriber licenses generating revenues was greater by approximately 15% at December 31, 1997 as compared to December 31, 1996.



                                                   Three Months Ended
                                                      December 31,

                                                   1997         1996
                                                   ----         ----

Subscribers at beginning of period                   93           79
Subscribers who did not renew                        (6)          (2)
Subscribers added during period                      11            8
                                                   ----         ----
Subscribers at end of period                         98           85
                                                   ====         ====

Revenues for the three months ended December 31, 1997 were $921,000 as compared to revenues of $510,000 for the three months ended December 31, 1996. This increase of 80.6% is primarily due to the Company's acquisition of Research Analysis Corporation ("RAC") in September 1997 which generated an increase in sales revenues of $118,000. The balance of the increase in the Company's revenues over the prior period is attributable to an approximate 15% increase in the subscription base coupled with higher subscription prices generated by the enhanced search engine technology made available through the RAC acquisition.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.



Results of Operations - Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996 (continued)

There was a 39% ($693,000) increase in selling, general and administrative expenses as a percentage of revenues for the three months ended December 31, 1997 as compared to the comparable 1996 period. This increase primarily resulted from increased personnel costs of $300,000 devoted to the development of the Company's data base relating to commercial components and the continuing enhancement of the RAC search engine technology, and increased sales and sales related costs of $75,000. Also included in the increase in selling, general, and administrative expenses are costs in the amount of $70,000 relating to relocating the Company to new facilities, and legal and professional expenses in the amount of $166,000 primarily relating to a lawsuit commenced by the Company seeking injunctive relief to enjoin a former employee and a competitor from misappropriating trade secrets and from soliciting the Company's employees and customers.

There was no provision for income taxes for the three months ended December 31, 1997 because of the reported loss. The Company intends to carry forward this loss for tax purposes. In the comparable 1996 period, the Company filed its federal income taxes on a consolidated basis for fiscal year 1997 with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method.


Results of Operations - Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996

The number of subscriber licenses generating revenues was greater by approximately 15% at December 31, 1997 as compared to December 31, 1996.



                                                     Six Months Ended
                                                       December 31,

                                                   1997           1996
                                                 ---------      ---------

Subscribers at beginning of period                   95             73
Subscribers who did not renew                       (11)            (5)
Subscribers added during period                      14             17
                                                 ---------      ---------
Subscribers at end of period                         98             85
                                                 =========      =========

The Company reported a loss of $185,000 or $.32 per share loss for the six month period ended December 31, 1997 as compared to reported income of $146,000 or $.26 per share for the comparable 1996 period.

Revenues for the six months ended December 31, 1997 were $1,569,000 compared to revenues for the six months ended December 31, 1996 of $1,038,000.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996 (continued)

This $530,000 increase in revenues consisted of an approximately $158,000 increase in revenues attributable to RAC consulting and customer specific projects; and the balance of the increase in revenue is largely attributable to higher subscription prices for the Company's search engine technology provided as a result of the RAC acquisition and an increase of 15% in the subscriber base.

Selling, general and administrative expenses expressed as a percentage of revenues, increased approximately 31% ($900,000) for the six month period ended December 31, 1997 as compared to the comparable period in 1996. This increase primarily resulted from increased personnel costs of $425,000 devoted to the development of the Company's data base relating to commercial components and the enhancement of the RAC search engine technology, and increased sales and related costs of $125,000. Also included in the increase in selling, general and administrative expenses are costs in the amount of $75,000 in moving costs relating to relocating the Company to new facilities, and an additional $166,000 in legal fees incurred by the Company in seeking injunctive relief to enjoin a former employee and a competitor from misappropriating trade secrets and from soliciting the Company's employees and customers.


                                                      Number of Employees
                                                 Six Months Ended December 31,
                                                     1997           1996
                                                   ---------      ---------

Sales, marketing, training and customer service         7              6
Software development, data base maintenance
  and computer maintenance                             20             13
Data Processing                                         3              3
General and administrative                              8              9
                                                   ---------      ---------
                                                       38             31
                                                   =========      =========

There is no provision for income taxes for the six month period ended December 31, 1997 because of the reported loss. The Company will elect to carry forward this loss. In the comparable period in 1996, the Company filed its federal income taxes on a consolidated basis for fiscal year 1997 with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.



Liquidity and Capital Resources

For the six months ended December 31, 1996, the Company used most of its cash generated from operations for the acquisition of computers and computer related equipment and for the reduction of its obligations to its former parent company, Zing Technologies, Inc. For the six months ended December 31, 1997, cash from a line of credit was used to fund operations, purchase computers and related equipment, to liquidate all obligations to its former parent company and to pay costs related to the acquisition of RAC.

Based upon current and anticipated levels of operations and plans for integrating the RAC business, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet is current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the foreseeable future. See "Item 5. Other Information" below.

PART II. OTHER INFORMATION


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


ITEM 5.  OTHER INFORMATION

When used in this Form 10-QSB, and in future filings by TACTech with the Securities and Exchange Commission, in TACTech's press releases and in any oral statements made with the approval of an authorized TACTech executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. TACTech wishes to caution readers not to place undo reliance on such "forward-looking statements", which speak only as of the date made. TACTech wishes to advise readers that factors listed below could affect TACTech's financial performance and could cause TACTech's actual results for future periods to differ materially from any opinion or statements expressed with respect to future periods in any current statements.

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

Competition

TACTech's license agreements are cancelable on thirty (30) days notice. Approximately 50% of TACTech's information for its data bases comes from numerous companies in the private sector. Accordingly, there can be no assurance that existing arrangements with private suppliers of data will continue in effect or, if they are canceled, that TACTech will be able to enter into arrangements with other suppliers on terms as beneficial to TACTech as those presently in effect. Moreover, there can be no assurance that other companies, including existing customers of TACTech, will not avail themselves of sources of data to develop their own software and data base services either in competition with TACTech or to enable them to have their own sources for such services or obtain such services from others. TACTech's software services and data bases are protected by trade secret provisions of license agreements and by copyright laws, but because such provisions and laws are frequently difficult or costly to enforce, there can be no assurance that such protection will prove effective.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are included herein:

      Item 601 (b)(4) - Instruments Defining the Rights of Security Holders

            Exhibit 4:

            Transition Analysis Component Technology, Inc. 1997 Stock Option Plan, effective January 28, 1997 and as amended on November 3, 1997 (commencing on page 16 of this report).

(b)   (i)   Form 8-K dated October 7, 1997 reporting the RAC acquisition (date of event: September 22, 1997).

      (ii) Form 8K/A (amendment No. 1) dated December 8, 1997 filing the required financial statements from the RAC acquisition.

      (iii) Form 8K/A (Amendment No. 2) dated January 22, 1998 amending the financial statements previously filed on Form 8K/A Amendment No. 1 dated December 8, 1997.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Transition Analysis Component Technology, Inc.
                                  ----------------------------------------------
                                                   (Registrant)



Date February 13, 1998            /s/ Robert E. Schrader
     -----------------            ----------------------------------------------
                                  Robert E. Schrader
                                  President and Chief Executive Officer



Date February 13, 1998            /s/ Martin S. Fawer
     -----------------            ----------------------------------------------
                                  Martin S. Fawer
                                  Treasurer and Chief Financial Officer

Exhibit 4 (Item 601 (b)(4))
---------------------------

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

                             1997 STOCK OPTION PLAN


Effective January 28, 1997 (as amended on November 3, 1997)

      1. Purpose of the Plan. The Transition Analysis Component Technology, Inc. ("Company") 1997 Stock Option Plan is intended to advance the best interests of the Company and any of its future Subsidiaries by providing the executive officers, employees and consultants of the Company and such Subsidiaries with additional incentives by allowing them to acquire an ownership interest in the Company and thereby encouraging them to contribute to the success of the Company's business.

      2.    Definitions. As used herein, the following definitions shall apply:

      (a) "Board" shall mean the then-presently constituted Board of Directors of Transition Analysis Component Technology, Inc.

      (b) "Cause" shall mean (i) a material breach of a Participant's employment agreement or, in the absence of a written agreement, the terms of employment, (ii) a breach of Participant's duty of loyalty to the Company or any act of dishonesty or fraud with respect to the Company, (iii) the commission by Participant of a felony, a crime involving moral turpitude or other act causing material harm to the Company's standing and reputation, or (iv) Participant's continued failure to perform his or her lawful duties to the Company.

      (c)   "Change of Control" shall mean:

            (i) the acquisition or beneficial ownership (within the meaning of the Securities Exchange Act of 1934, as amended and the regulations promulgated thereunder (the "Exchange Act") by any person or group (as such terms are defined in the Exchange Act), in a single transaction or a series of transactions, of more than 40% in combined voting power and/or economic interest of the outstanding capital stock and/or securities of the Company, in each case other than the acquisition by or ownership of Robert E. Schrader or entities or groups controlled by or affiliated with Robert E. Schrader,

            (ii)  in connection with the merger or consolidation of the Company
      (A) where the Company is not the surviving or resulting entity in such transaction, immediately following such transaction the acquiring or owning person or group owns sufficient capital stock with combined voting power or other interests to control, directly or indirectly, the election or the actions of the Board of Directors of the surviving or resulting entity or (B) where the surviving or resulting entity of such transaction is not a corporation, immediately following such transaction such acquiring or owning person or group has the right, directly or indirectly, to elect the general partner or other person or persons controlling the operations or business of the surviving or resulting entity,

            (iii) the direct or indirect sale, disposition or transfer (through sale, merger, consolidation or otherwise to such person or group) of all or substantially all of the assets, businesses or earning power of the

      Company or the Company and its subsidiaries (taken as whole) in a single transaction or a series of transactions, and/or

            (iv) the stockholders of the Company approving a plan of complete liquidation of the Company.

      (d)   "Code" shall mean the Internal Revenue Code of 1986, as amended.

      (e) "Committee" shall mean, to the extent appointed by the Board, committee of the Board appointed to administer the Plan. The Committee shall be composed of two or more "non-employee directors" (as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended) as appointed from time to time to serve by the Board of Directors.

      (f) "Common Stock" shall mean the common stock, par value $.01 per share, of the Company.

      (g) "Company" shall mean Transitional Analysis Component Technology, Inc., a Delaware corporation, and any Subsidiary thereof.

      (h) "Competitive Activity" shall mean (i) the participation in, engagement by, possession of a financial or other interest in or filling a position directly or indirectly, whether individually or as an employee, agent, partner, shareholder, consultant, or otherwise by the Participant in any enterprise or business if such enterprise or business competes with the business of the Company or any of its Subsidiaries in any country in which the Company or any such Subsidiary conducts its business; (ii) the solicitation by the Participant of any other person or entity to engage in any of the foregoing activities; (iii) the solicitation of any employee or consultant of the Company or any of its Subsidiaries to leave the Company or any of its Subsidiaries, or to do business with any enterprise or business which competes with the business of the Company or any of its Subsidiaries; or (iv) the solicitation of any customer, vendor or supplier of the Company or any of its Subsidiaries. The ownership of an interest constituting not more than one percent of the outstanding debt or equity in a company whose securities are traded on a recognized stock exchange or traded on the over-the-counter market shall not be deemed financial participation in a competitor even though that company may be a competitor of the Company or any of its Subsidiaries.

      (i) "Disability" shall mean the inability, due to illness, accident, injury, physical or mental incapacity of any Participant to effectively carry out his or her duties and obligations to the Company on a full-time basis or to participate effectively or actively in the management of the Company for a period of at least 90 consecutive days or for shorter periods aggregating at least 120 days (whether or not consecutive) during any twelve-month period, as determined in the reasonable judgment of the Board of Directors.

      (j) "Employee" shall mean any person, including officers, employed by the Company.

      (k) "Fair Market Value" of the Common Stock shall be determined by the Committee or, in the absence of the Committee, by the Board of Directors.

      (l) "Incentive Stock Option" shall mean any Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code or any successor provision.

      (m) "Nonqualified Stock Option" shall mean an Option not intended to qualify as an Incentive Stock Option.

      (n) "Option" shall mean an Incentive Stock Option or a Nonqualified Stock option granted pursuant to this Plan.

      (o) "Option Agreement" shall mean the written option agreement entered into between the Company and the Participant upon the grant of any Option in an appropriate form determined by the Committee.

      (p)   "Optioned Stock" shall mean the Common Stock subject to an Option.

      (q) "Participant" shall mean any Employee, director or consultant of the Company who has been selected to participate in the Plan by the Committee.

      (r) "Plan" shall mean the Transitional Analysis Component Technology, Inc. 1997 Stock Option Plan.

      (s) "Share" shall mean one share of the Common Stock, as adjusted in accordance with Section 10 of the Plan.

      (t) "Subsidiary" shall mean a "subsidiary corporation," of the Company whether now or hereafter existing, as such term is defined in Section 424(f) of the Code.

      3. Stock Subject to the Plan. Subject to the provisions of Section 10 of the Plan, the maximum aggregate number of Shares which may be issued pursuant to the Plan is 60,000. The Shares may be either authorized but unissued shares, treasury shares, reacquired shares, or any combination thereof. If an Option should expire or become unexercisable for any reason without having been exercised in full, any Shares which would otherwise have been issuable pursuant thereto shall then be available for regranting of further Options under the Plan.

      4. Administration of the Plan. The Plan shall be administered by the Committee; provided, however, that if for any reason the Committee shall not have been appointed by the Board, all authorized duties of the Committee under the Plan shall be vested in and exercised by the Board. Subject to the provisions of the Plan, the Committee shall have the authority, in its discretion and in respect of all of the Participants and any single Participant:
(i) to grant Incentive Stock Options or Nonqualified Stock Options; (ii) to determine the Fair Market Value of the Common Stock; (iii) to determine in accordance with Section 7(b) of the Plan the exercise price per share of Options to be granted; (iv) to determine the Participants to whom and the time or times at which Options shall be granted, the number of Shares to be represented by each Option, and subject to Section 7(f) below, any vesting limitations with respect to such Options; (v) to interpret the Plan; (vi) to prescribe, amend, and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each Option granted (which need not be identical), including, but not limited to, the vesting schedule for each Option granted, and modify or amend the terms of each outstanding Option; (viii) to reduce the exercise price per share of outstanding and unexercised Options; (ix) to accelerate or defer the exercise date of any outstanding Option; (x) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Committee; and
(xi) to make all other determinations (except a determination of "Cause" which shall be made by a majority of the Board then in office) deemed necessary or advisable for the administration of the Plan. All decisions, determinations, and interpretations of the Committee shall be final and binding on all Participants and any other holders of any Options granted under the Plan.

      5.    Eligibility.

      (a) Options may be granted to Participants who, in the opinion of the Committee, contribute significantly to the Company.

      (b) Each Option shall be designated in the Option Agreement as either an Incentive Stock Option or a Nonqualified Stock Option. However, notwithstanding such designations, to the extent that the aggregate Fair Market Value of the Common Stock with respect to which Options designated as Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under all plans of the Company) exceeds $100,000, such Options shall be treated as Nonqualified Stock Options.

      (c) For purposes of Section 5(b), Options shall be taken into account in the order in which they were granted, and the Fair Market Value of the Common Stock shall be determined as of the time the Option with respect to such Shares is granted.

      6. Term of Plan. The Plan shall become effective upon the latest of the following two events to occur: (a) approval of the Plan by the stockholders of the Company and (b) adoption of the Plan by the Board. The Plan shall continue in effect for ten (10) years from the effective date, unless sooner terminated in accordance with the provisions of section 15 of the Plan.

      7. Terms of Options. Unless otherwise determined by the Committee and set forth in the Option Agreement, Options granted pursuant to the Plan shall have the following terms:

      (a) The Option exercise period price of the Options shall be no more than ten (10) years from the date of the grant.

      (b) The per Share exercise price of the Options shall be determined by the Committee and may be fixed at the time of grant, float in accordance with a predetermined formula, or any combination thereof; provided, however, that (i) in the case of Incentive Stock Options, the exercise price shall not be less than 100% of the Fair Market Value of the Optioned Stock on the date of grant (or 110% of the Fair Market Value of the Stock Optioned on the date of grant if the optionee owns more their 10% of the Company's outstanding shares of Common Stock) and (ii) in the case of Nonqualified Stock Options, the exercise price may not be less then 75% of the Fair Market Value of the Optioned Stock on the date of grant.

      (c) Options shall be exercisable at such time or times as the Committee shall determine at or subsequent to the grant date; and shall be subject to the limitations on exercise as set forth in Section 8 below.

      (d) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Committee at the time of grant and may be paid by tendering payment by certified check, wire transfer of same day funds or bank check. The Committee may determine, in its discretion, that additional forms of payment will be permitted, including, but not limited to, by delivery of Shares held by the Participant, together with any cash paid in connection with an exercise, having a Fair Market Value equal to the exercise price. The Committee, in its discretion, may at any time prior to the exercise of an Option determine that certain forms of payment may not be available to a particular Participant.

      8.    Exercise of Option.

      (a) Each option may be exercised in whole or in part; provided, however, that no Option may be exercised for a fraction of a share. An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option Agreement by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Committee, consist of any consideration and method of payment allowable under Section 7(d) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Option.

      (b) In no event shall any part of any Option be exercisable after the date of expiration thereof (the "Expiration Date"), as determined by the Committee pursuant to Section 7(a) above.

      (c) Except as otherwise provided by the Committee in the Option Agreement, any portion of a Participant's Option that was not vested and exercisable on the date of the termination of such Participant's employment for whatever reason shall expire and be forfeited as of such date; provided, however, that: (i) if any Participant dies or becomes subject to any Disability, such Participant's Option will expire 90 days after the date of his or her death or Disability, but in no event after the Expiration Date, (ii) if any Participant retires (with the approval of the Committee or the Board), his or her Option will expire 90 days after the date of his or her retirement, but in no event after the Expiration Date, and (iii) if any Participant is discharged for any reason other than for Cause or voluntarily resigns from his or her employment, such Participant's Option will expire 30 days after the date of his or her discharge, but in no event after the Expiration Date; provided, further, that (x) if the Participant is engaged in a Competitive Activity while employed by the Company or any of its Subsidiaries or (y) if the Participant's employment with the Company or any of its Subsidiaries is terminated for any reason (including, without limitation, as a result of the Participant's voluntary resignation) and within six (6) months after such termination Participant engages in a Competitive Activity, then (I) such Participant's unexercised vested Options shall be canceled immediately (and become unexercisable) and be deemed void ab initio and (II) the Participant shall be required forthwith to return to the Company, if the Company so elects, any shares of Common Stock acquired by the Participant upon exercise of the Participant's Options during the period commencing with the date that is six (6) months prior to such termination and ending on the date that is six (6) months after such termination in exchange for which the Company shall pay to the Participant the lesser of (1) the exercise price paid by the Participant in respect of any such exercised Options and (2) the then fair market value of such Option Shares as determined by the Committee. The transferee of any Option Shares shall be bound by and subject to the rights of the Company and obligations of the optionee under this
Section 8(c).

      9. Non-Transferability of Options; Limitations on Transfer of Optioned Stock.

      (a) Options granted under the Plan may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, other than by will or by the laws of descent or distribution, and may be exercised, during the lifetime of the Participant, only by the Participant. In the event of the death of a Participant, the exercise of Options granted hereunder shall be made only by the executor or administrator of the estate of the deceased Participant or the person or persons to whom the deceased Participant's rights under the Option shall pass by will or the laws of descent and distribution.

      (b) Except in connection with a Change of Control and then only upon the authorization of the Committee (which authorization shall evidenced by a duly adopted resolution of the Committee), no Participant shall be permitted to sell, dispose, assign, hypothecate or otherwise transfer the Optioned Stock underlying any Option until at least six months (or greater period of time as designated by the Committee in such Participant's applicable Option Agreement) have elapsed since the Participant acquired such Option.

      (c)   Each Option and all rights granted thereunder shall not be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules promulgated thereunder, and shall be exercisable during the optionee's lifetime only by the optionee or the optionee's guardian or legal representative.

      10.   Adjustments Upon Changes in Capitalization and Change of Control.

      (a) In the event of a reorganization, recapitalization, stock dividend or stock split, or combination or other change in the shares of Common Stock, the Board or the Committee may, in its sole discretion, in order to prevent the dilution or enlargement of rights under outstanding Options, make such adjustments in the number and type of Shares authorized by or granted under the Plan, the number and type of Optioned Stock and the exercise prices specified therein as it may determine to be appropriate and equitable.

      (b) The Company shall give each optionee holding unexercised Options granted pursuant to this Plan at least fourteen (14) days prior written notice of any Change of Control. In connection with a Change of Control, the Committee in its sole discretion and at its option may take any of the following actions:

            (i) permit all unexercised Options to continue to be exercisable in accordance with the terms of this Plan, subject to the vesting limitations set forth in this Plan, in which event each optionee shall be entitled to receive, upon exercise of an Option and payment of the exercise price therefor in accordance with the terms of this Plan, the same number of shares of Common Stock, other securities or property ("Change of Control Consideration") as such optionee would have been entitled to receive upon the occurrence of such Change of Control if such optionee had been, immediately prior to such Change of Control, the holder of the number of shares of Common Stock purchasable under such optionee's Option,

            (ii) terminate all outstanding Options, in which event all optionees shall be entitled to receive cash in an amount equal to the amount by which the fair market value of the Change of Control Consideration exceeds the aggregate exercise price of their Options, or

            (iii) accelerate the vesting of all outstanding Options in full at the time of a Change of Control, in which event any such Options shall terminate if not exercised as of the date of such Change of Control. Such discretion may be evidenced in an Option Agreement and/or by resolution duly adopted by the Committee.

      (c) On the basis of information known to the Company, the Committee shall make all determinations under this Section 10, and all such determinations shall be conclusive and binding.

      11.   Written Agreement; Legend on Optioned Stock.

      (a) Each Option granted hereunder to a Participant shall be embodied in a written Option Agreement which shall be signed by the Participant and by a duly authorized officer of the Company for and in the name and on behalf of the Company and shall be subject to the terms and conditions prescribed herein.

      (b) Each Certificate evidencing Optioned Stock shall contain an appropriate legend with respect to restrictions on transfer imposed by applicable federal and state securities laws and the following legend:

                  "The shares evidenced by this Certificate may
            not be sold, disposed, assigned, hypothecated or otherwise transferred until after [date designated pursuant to Section 9(b) of this Plan], and then only when accompanied by an authorization letter from counsel to the Issuer hereof that such sale, disposition, assignment, hypothecation, or other transfer is in conformity with (A) the Issuer's 1997 Stock Option Plan and (B) the Option Agreement pursuant to which this Certificate was issued.

                  The shares evidenced by this Certificate are
            subject to certain obligations of the registered holder hereof to return such shares to the Issuer hereof in certain circumstances as more fully set forth in the Issuer's 1997 Stock Option Plan."

      (c) The second legend set forth in Section 11(b) above shall not be removed from a Certificate unless the optionee (who received the Option in respect of which the Option Shares evidenced by such Certificate were issued) furnishes the Company with a signed and notarized affidavit stating that such optionee did not (i) engage in a Competitive Activity while employed by the Company and (ii) if the optionee's employment relationship with the Company has then been terminated, engage in a Competitive Activity during the six-month period commencing with the date of such termination.

      12. Listing, Registration and Compliance with Laws and Regulations. Options shall be subject to the requirement that at any time the Committee shall determine, in its discretion, that the listing, registration or qualification of the Shares subject to the Options upon any securities exchange or under any state or federal securities or other law or regulation, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition to or in connection with the granting of the Options or the issuance or purchase of shares thereunder, no Options may be granted or exercised, in whole or in part, unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee. The holders of such Options will supply the Company with such certificates, representations and information as the Company shall request and shall otherwise cooperate with the Company in obtaining such listing, registration, qualification, consent or approval. In the case of officers and other persons subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, the Committee may at any time impose any limitations upon the exercise of an Option that, in the Committee's discretion, are necessary or desirable in order to comply with such Section 16(b) and the rules and regulations thereunder. If the Company, as part of an offering of securities or otherwise, finds it desirable because of federal or state regulatory requirements to reduce the period during which any Options may be exercised, the Committee may, in its discretion and without the Participant's consent, so reduce such period on not less than 15 days' written notice to the holders thereof.

      13. Rights of Participants. Nothing in this Plan shall (a) interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time (with or without Cause), or (b) confer upon any Participant any right to continue in the employ of the Company for any period of time or to continue his or her present (or any other) rate of compensation. Except as otherwise provided under this Plan or by the Committee in the Option Agreement, in the event of any Participant's termination of employment, any portion of such Participant's Option that was not previously vested and exercisable will expire and be forfeited as of the date of such termination. No Employee shall have a right to be selected as a Participant, or, having been so selected, to be selected again as a Participant.

      14. Withholding of Taxes. The Company shall be entitled, if necessary or desirable, to withhold from any Participant from any amounts due and payable by the Company to such Participant (or secure payment from such Participant in lieu of withholding) the amount of any withholding or other tax due from the Company with respect to any Shares issuable under the Plan, and the Company may defer such issuance unless indemnified to its satisfaction. If permitted by the

Committee, in its sole discretion, a Participant may elect to pay withholding tax obligations by having the Company withhold Shares having a value equal to the amount of tax required to be withheld. The value of the Shares to be withheld shall equal the Fair Market Value of the Shares on the day the Option is exercised.

      15. Amendment, Suspension and Termination of Plan. The Board or the Committee may suspend or terminate the Plan or any portion thereof at any time and may amend it from time to time in such respects as the Board or the Committee may deem advisable; provided, however, that no such amendment shall be made without stockholder approval to the extent such approval is required by law, agreement or the rules of any exchange upon which the Common Stock is listed, and no such amendment, suspension or termination shall impair the rights of Participants affected thereby. No Options shall be granted hereunder after the tenth anniversary of the adoption of the Plan.

      16. Amendment, Modification and Cancellation of Outstanding Options. The Committee may amend or modify any option in any manner to the extent that the Committee would have had the authority under the Plan initially to grant such Option; provided that no such amendment or modification shall impair the rights of any Participant under any Option without the consent of such Participant. With the Participant's consent, the Committee may cancel any Option and issue a new Option to such Participant.

      17. Indemnification. In addition to such other rights of indemnification as they may have as members of the Board or the Committee, the members of the Committee shall be indemnified by the Company against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they or any of them may be party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding; provided, however, that any such Committee member shall be entitled to the indemnification rights set forth in this Section 17 only if such member has acted in good faith and in a manner that such member reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful, and further provided that upon the institution of any such action, suit or proceeding a Committee member shall give the Company written notice thereof and an opportunity, at its own expense, to handle and defend the same before such Committee member undertakes to handle and defend it on his or her own behalf.

      18. Governing Law. This Plan shall be governed by and construed in accordance with the corporate and internal laws of the state of Delaware without giving effect to such State's conflicts of laws principles. Delaware is the Company's jurisdiction of incorporation.

Adopted by Transition Analysis Component Technology, Inc.
Board of Directors on January 28, 1997, as amended by the Board on November 3, 1997