Form 10QSB
period 1998-03-31
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1998-05-15
CIK 1030615

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 1998

                                     - OR -

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

The number of shares of common stock, $.01 par value, outstanding as of April 30, 1998 was 598,734.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 31, 1998
         and June 30, 1997...................................................  3

         Condensed consolidated statements of operations -
         three months ended March 31, 1998 and 1997..........................  4

         Condensed consolidated statements of operations -
         nine months ended March 31, 1998 and 1997...........................  5

         Condensed consolidated statements of cash flows -
         nine months ended March 31, 1998 and 1997...........................  6

         Notes to condensed consolidated financial statements -
         March 31, 1998 .....................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  9


PART II. OTHER INFORMATION

Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

         Signatures.......................................................... 15

PART 1. FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31       June 30
                                                      1998           1997
                                               ---------------------------------
                                               (000's omitted except share data)
                                               ---------------------------------
                                                   (unaudited)      (Note)
Assets
Current assets
    Cash                                             $   172        $ 133
    Accounts receivable, less allowances of
       $15 and $5, respectively                          722          419
    Prepaid expenses                                      41           11
    Other current assets                                  15           --
                                               ---------------------------------
Total current assets                                     950          563
Furniture and equipment                                  661          500
Less accumulated depreciation and amortization           375          310
                                               ---------------------------------
                                                         286          190
Other assets
    Security deposits                                     84           --
    Software development - net                            66           --
    Excess of cost over assets acquired                   56           --
                                               ---------------------------------

Total assets                                         $ 1,442        $ 753
                                               =================================
Liabilities and stockholders' equity
Current liabilities
    Account payable and accrued expenses             $   536        $ 321
    Loan payable - bank                                  520           --
    Deferred income                                      277           80
                                               ---------------------------------
Total current liabilities                              1,333          401
Stockholders' equity
    Common stock, par value $.01 per share;
       authorized 5,000,000 shares; issued
       598,734 shares as of March 31, 1998
       and 553,830 shares as of June 30, 1997              6            5
    Additional paid-in capital                           553          441
    Retained-earnings (deficit)                         (450)         (94)
                                               ---------------------------------
Total stockholders' equity                               109          352
                                               ---------------------------------
Total liabilities and stockholders' equity           $ 1,442        $ 753
                                               =================================

Note: The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                        ------------------------
                                                          1998            1997
                                                        ------------------------
                                                            (000's omitted,
                                                         except per share data)

Revenues                                                $    933        $    570

Selling, general and administrative expenses               1,073             462
Depreciation of equipment                                     13              13
Amortization of software development costs                     3              --
Interest expense                                              15              --
                                                        ------------------------
Income (loss) before income taxes                           (171)             95
Provision for income taxes                                    --              28
Net (loss) income                                       $   (171)       $     67
                                                        ========================
Net (loss) income per common share -
   basic and diluted                                    $   (.29)       $    .12
                                                        ========================
Number of shares used in computation -
   basic and diluted                                     598,734         553,830
                                                        ========================

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Nine months ended
                                                                 March 31,
                                                         -----------------------
                                                            1998           1997
                                                         -----------------------
                                                              (000's omitted,
                                                            except share data)

Revenues                                                 $  2,502       $  1,607

Selling, general and administrative expenses                2,785          1,276
Depreciation of equipment                                      37             27
Amortization of software development costs                      7             --
Interest expense                                               29             --
                                                         -----------------------
Income (loss) before income taxes                            (356)           304
Provision for income taxes                                     --             91
                                                         -----------------------
Net (loss) income                                        $   (356)      $    213

Net (loss) income per common share -
   basic and diluted                                     $   (.60)      $    .38

Number of shares used in computation -
   basic and diluted                                      588,573        553,830
                                                         =======================

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine months ended
                                                                   March 31,
                                                              ------------------
                                                               1998        1997
                                                              ------------------
                                                                (000's omitted)
Operating activities
Net (loss) income                                             $(356)       $213
Adjusted to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                             41          27
       Provision for losses in accounts receivable               10          --
       Changes in operating assets and liabilities:
          Accounts receivable                                  (225)       (126)
          Prepaid expenses and other current assets             (45)       (103)
          Accrued expenses                                      255         141
       Deferred income                                          197          56
       Security deposits                                        (83)         --
                                                              ------------------
Net cash (used in) provided by operating activities            (206)        208
                                                              ------------------

Investing activities
Costs related to RAC acquisition,
    net of cash received                                         12          --
Purchase of equipment                                          (111)       (129)
Additions to software development                                (6)         --
                                                              ------------------
Net cash used in investing activities                          (105)       (129)
                                                              ------------------

Financing activities
Proceeds from lines of credit                                   520          --
Net decrease in due to former parent                           (170)        (96)
                                                              ------------------
Net cash provided by (used in)
    financing activities                                        350         (96)
                                                              ------------------

Net increase (decrease) in cash                                  39         (17)
Cash at beginning of period                                     133         134
                                                              ------------------
Cash at end of period                                          $172        $117
                                                              =================

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Note B - Organization

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

Acquisition of Research Analysis Corp.

On September 22, 1997, TACTech acquired the assets of Research Analysis Corp. ("RAC"), consisting primarily of search and report software pursuant to a merger of TACTech's newly formed and wholly owned subsidiary, with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

The following unaudited pro-forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods after giving effect to pro-forma adjustments for compensation accruals and income taxes. The number of shares used in the computations of net (loss) income per common share is 598,734

                                                             Three months ended
                                                               March 31, 1997
                                                             ------------------
      Revenue                                                     $719,675
      Net income                                                    40,062
      Net income per common share - basic and diluted                 $.07


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

Note B - Organization (continued)

                                                     Nine months ended March 31,
                                                        1998             1997
                                                     ---------------------------

Revenue                                              $2,585,948       $2,240,520
Net (loss) income                                      (395,888)         302,821
Net (loss) income per common share - basic
 and diluted                                              $(.66)            $.51

RAC principally derives revenues from consulting services and customer-specific projects under cost plus fixed fee contracts with the Department of Defense and government contractors related specifically to training services, engineering support and logistics support. These contractual services deal with issues of reliability, maintainability, failure analyses, reliability predictions, circuit card redesign, provisioning and weapons system file data extraction. Since the acquisition of RAC by TACTech, RAC has commence development (and commenced marketing) of software called "TACTRAC" to adapt RAC's component analysis technology, used in connection with RAC's consulting services, to TACTech's component data base technology.

It is the intention of TACTech to increase focus on TACTRAC development and implementation and thereby to enhance and increase TACTRAC subscription revenue. TACTech anticipates marketing the TACTRAC product through TACTech channels. There can be no assurance that TACTech will be able successfully to develop and market the TACTRAC product and that such failure will not result in a material adverse effect upon TACTech. The strategic focus on marketing TACTRAC may also have an adverse and material effect on RAC's realization of consulting revenue.

Note C - Summary of Significant Accounting Policies

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." FAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in conformity with FAS No. 128.

In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning July 1, 1998. The Company has not yet assessed what the impact of the SOP will be on its 1999 financial statements.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:

                                                              Percent of Net Sales
                                                   Three months ended     Nine Months Ended
                                                        March 31,              March 31,
                                                    1998        1997       1998        1997
                                                   -----------------      -----------------
Revenues                                           100.0%      100.0%     100.0%      100.0%
Selling, general and administrative expenses       115.0        81.1      111.3        79.4
Depreciation and amortization of equipment and
    software development costs                       1.7         2.2        1.8         1.7
Interest expense                                     1.6          --        1.1          --
                                                   -----------------      -----------------
Income (loss) before income taxes                  (18.3)       16.7      (14.2)%      18.9
Provision for income taxes                            --         4.9         --         5.7
                                                   -----------------      -----------------
Net (loss) income                                  (18.3)%      11.8%     (14.2)%      13.2%
                                                   =================      =================

Results of Operations - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The Company reported a loss of $171,000 or a $.29 per share loss (basic and diluted) for the quarter ended March 31, 1998 as opposed to a profit for the comparable 1997 quarter of $67,000 or $.12 per share loss (basic and diluted). The loss for the quarter ended March 31, 1998 is primarily attributable to professional fees incurred by the Company in a law suit seeking injunctive relief against a competitor and a former employee, and for bonus provisions made under certain management employment agreements.

The Company generates revenues primarily through license agreements for its information services provided through the Company's libraries and data bases. These agreements are generally for terms of twelve months and may be canceled by either party upon 30 days notice. The number of subscriber licenses generating revenues was greater by approximately 7% at March 31, 1998 as compared to March 31, 1997.

                                                        Three months ended
                                                             March 31,
                                                       1998            1997
                                                     --------        --------
     Subscribers at beginning of period                  98             85
     Subscribers who did not renew                       (3)            (6)
     Subscribers added during period                      7             16
                                                     --------        --------
     Subscribers at end of period                       102             95
                                                     ========        ========

Revenues for the three months ended March 31, 1998 were $933,000 as compared to revenues of $570,000 for the three months ended March 31, 1997. This increase of 64% is primarily a result of the operation of the business acquired in the Company's acquisition of Research Analysis Corporation ("RAC") in September 1997 which business generated $313,000 increase in Company sales revenues. The balance of the increase is attributable to an approximate 7% increase in the subscription base coupled with higher subscription prices.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997 (continued)

There was a $611,000 increase in selling, general and administrative expense for the three months ended March 31, 1998 as compared to the comparable 1997 period. Approximately $200,000 of this increase is attributable to personnel and programming consultants costs related to the RAC acquisition, also included in this increase are legal and professional expenses in the amount of $125,000 relating to a lawsuit commenced by the Company seeking injunctive relief to enjoin a former employee from using trade secrets and a competitor for breaching a non solicitation agreement. Coincident to the Company's acquisition of RAC on September 1, 1997, employment agreements were entered into with the former shareholders of RAC providing, in part, for incentive bonuses up to $200,000 measured by the Company achieving certain targeted sales goals. Included in the increases in selling, general and administrative expenses for the current period ended March 31, 1997 over the comparable reporting period is a $100,000 provision for bonuses under such employment agreements.

There were no significant short term borrowings during the comparable 1997 period. The interest expense is attributable to amounts borrowed pursuant to the Company's bank line of credit to fund working capital requirements and purchases of computer and related equipment.

There was no provision for income taxes for the three months ended March 31, 1998 because of the reported loss. The Company intends to carry forward this loss for tax purposes. In the comparable 1997 period, the Company filed its federal income taxes on a consolidated basis for fiscal year 1997 with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method.

Results of Operations - Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

The number of subscriber licenses generating revenues was greater by approximately 7% at March 31, 1998 as compared to March 31, 1997.

                                                          Nine Months Ended
                                                              March 31,
                                                        1998            1997
                                                     ----------      ---------
       Subscribers at beginning of period                95              73
       Subscribers who did not renew                    (14)            (11)
       Subscribers added during period                   21              33
                                                     ----------      ---------
       Subscribers at end of period                     102              95
                                                     ==========      =========

The Company reported a loss of $356,000 or a $.60 per share loss (basic and diluted) for the nine month period ended March 31, 1998 as compared to reported income of $213,000 or $.38 per share (basic and diluted) for the comparable 1997 period. The loss for the nine months ended March 31, 1998 is primarily attributable to professional fees incurred by the Company in the Company's law suit seeking injunctive relief against a competitor and a former employee.

Revenues for the nine months ended March 31, 1998 were $2,502,000, compared to revenues for the nine months ended March 31, 1997 of $1,607,000.

Revenues for the Company increased 56% over the prior comparable reporting 1997 period. Of the $895,000 increase, approximately 73% was generated from the operation of the business acquired in the RAC acquisition. $210,000 of the acquired RAC business was from consulting and customer specific projects.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997 (continued)

Selling, general and administrative expenses as a percentage of revenues increased approximately 32% for the nine month period ended March 31, 1998 as compared to the comparable period in 1997. Included in the total dollar increase of $1,509,000 were costs primarily resulting from the development of the Company's data base relating to the commercial components and the enhancement of the RAC search engine technology. Specifically, these costs represented personnel costs as exhibited by employee increases shown in the schedule below which amounted to $590,000 and the use of programming consultants at a cost of $135,000. There were increases in marketing and selling costs of $160,000 over the comparable reporting period and a non recurring relocation cost of $120,000. Legal fees amounting to $360,000 were incurred by the Company in seeking injunctive relief to enjoin a former employee from using trade secrets and a competitor from breaching a non-solicitation agreement. Coincident to the Company's acquisition of RAC on September 1, 1997, employment agreements were entered into with the former shareholders of RAC providing in part, for incentive bonuses up to $200,000 measured by the Company achieving certain targeted sales goals. Included in the increases in selling, general and administrative expenses for the period ended March 31, 1998 over the comparable reporting period is a provision of $100,00 for bonuses under such management employment agreements.

                                                        Number of Employees
                                                    Nine Months Ended March 31,
                                                       1998            1997
                                                    ----------      -----------
Sales, marketing, training and customer service          7               4
Software development, data base maintenance and
    computer maintenance                                19              16
Data Processing                                          3               3
General and administrative                               9               5
                                                    ----------      -----------
                                                        38              28
                                                    ==========      ===========

The Company did not have significant short term borrowings in the nine months ended March 31, 1997. During the current reporting period, interest costs were incurred in the amount of $29,000 for operational use and purchase of computers and other fixed assets related to the relocation of the Company's headquarters.

There is no provision for income taxes for the nine month period ended March 31, 1998 because of the reported loss. The Company will elect to carry forward this loss. In the comparable period in 1997, the Company filed its federal income taxes on a consolidated basis for fiscal year 1997 with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Liquidity and Capital Resources

For the nine months ended March 31, 1997, the Company used most of its cash generated from operations for the acquisition of computers and computer related equipment and for the reduction of its obligations to its former parent company, Zing Technologies, Inc. For the nine months ended March 31, 1998, cash from a line of credit and revenues generated from operations were used to fund operations, purchase computers and related equipment, to liquidate all obligations to its former parent company and to pay costs related to the acquisition of RAC.

Based upon current and anticipated levels of operations and plans for integrating the RAC business, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet is current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the foreseeable future. See Item 5. Other Information

Impact of Year 2000

Some of the Company's computer systems and electronic devices are based on software programs which were written using two digits rather than four to define the applicable year. As a result of how those computer programs store and manipulate dates, such systems and devices may assume that all years occur in the 20th century. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary liability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment of this problem and will have to modify or replace portions of its software programs so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $10,000 for the purchase and development of new software that will be expensed as incurred.

The project is estimated to be completed no later than June 1998, which is prior to any anticipated impacts on the Company's operating systems. The Company believes that with modifications to existing software and systems, and conversions to new software and systems, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material and adverse effect on the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

There is no guarantee that the systems of the Company's business relations are Year 2000 compliant and will be timely converted. A year 2000 failure by a relation could have a material and adverse effect on the Company.

Subsequent Events

In April 1998, the Company settled the lawsuit the Company brought against a competitor and a former employee.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

     No exhibit is included herein.

     The Company did not file any report on Form 8-K during the three months ended March 31, 1998.

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



                                  Transition Analysis Component Technology, Inc.
                                  ----------------------------------------------
                                                   (Registrant)



Date: May 13, 1998                /s/ Robert E. Schrader
                                  ----------------------
                                  Robert E. Schrader
                                  President and Chief Executive Officer


Date: May 13, 1998                /s/ Martin S. Fawer
                                  -------------------
                                  Martin S. Fawer
                                  Treasurer and Chief Financial Officer