Form 10KSB
period 1998-06-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1998-09-29
CIK 1030615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-22709

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)


               California                                13-3391820
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                  identification no.)

22700 Savi Ranch Parkway, Yorba Linda CA                    92657
(Address of principal executive offices)                 (Zip Code)


Registrant s telephone number, including area code (714) 974-7676 Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------              -------------------------------------
     Common Stock, $.01 Par Value
     ----------------------------          -------------------------------------

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 24, 1998 was $1,869,369.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $3,483,000

The number of shares of common stock, $.01 par value, outstanding as of September 28, 1998 was 598,734.

Transitional small business disclosure format    Yes ___  No _X_

                             Exhibit List on Page __

                                TABLE OF CONTENTS



PART I   ....................................................................  3
         ITEM 1 - DESCRIPTION OF BUSINESS....................................  3
         ITEM 2 - DESCRIPTION OF PROPERTY....................................  6
         ITEM 3 - LEGAL PROCEEDINGS..........................................  6
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  6

PART II  ....................................................................  7
         ITEM 5 - MARKET FOR REGISTRANTS COMMON STOCK
                           AND RELATED STOCK HOLDER MATTERS..................  7
         ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...............  7
         ITEM 7 - FINANCIAL STATEMENTS....................................... 13
         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE............ 29

PART III .................................................................... 29

PART IV  .................................................................... 29
         ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K..................... 29

SIGNATURES................................................................... 31

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

      Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") was incorporated in Delaware in 1987 and was owned 90% by Zing Technologies, Inc. ("Zing") until such 90% interest was spun off to Zing's shareholders on June 30, 1997. TACTech is a semiconductor information service company which licenses proprietary computer software tools combined with electronic semiconductor availability libraries and data bases that are utilized by various segments of the Department of Defense, the defense/aerospace industry, and industrial users of semiconductors and manufacturers and distributors of semiconductors. When accessed by customers, the libraries and data bases provide subscribers with tools for determining the availability of semiconductors showing the manufacturers actively producing the subject semiconductor and the projected life cycle (obsolescence) of such semiconductors. The system identifies functionally interchangeable devices, when available, from various manufacturers. At present, the Company's libraries and data bases are utilized by its customers primarily in connection with designing, engineering, manufacturing and maintaining electronic systems applications. As of June 30, 1998, TACTech services were subscribed to by one hundred and seven
(107) customers located in the United States, two (2) customers located in Canada and fifteen (15) customers located outside the continental United States. Approximately 95% of the Company's revenues are derived from military projects, primarily through government contractors and subcontractors. Government agencies account for less than 10% of the Company's revenues in the aggregate.

      The TACTech data bases and libraries contain the nomenclature and general description for over 128,000 individual military semiconductor devices and over 248,000 commercial or industrial devices (the portion of the TACTech library consisting of information on commercial or industrial devices is hereafter referred to as the "Commercial Library"). TACTech's military library generally includes all standard microcircuits and discrete devices with military standard specifications. The data bases are updated at TACTech's headquarters and delivered on a real-time, on-line basis. TACTech software provides a description and general specifications of each microcircuit and discrete device in the TACTech library thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank devices according to packaging, quality levels, projected production life cycle and availability based on changes in technology and sources of supply. All semiconductors listed in TACTech's library are ranked by reference to such factors.

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

      TACTech's proprietary software allows its customers to receive information from TACTech's library in useable electronic formats through a personal computer with modem access or through the Internet. The system allows for device type information searches to be conducted on a form, fit and function equivalent basis and/or alternative technology basis. Updates to TACTech's information library are available to TACTech's customers on a real-time, on-line basis. Information searches can be conducted by the customer on a base number search, through parametric product description and by generic part number identification. TACTech provides an automatic electronic discontinuance notification service through its built-in software, which automatically notifies the subscriber of changes in semiconductor availability with reference to the specific subscribers bill(s) of materials. In addition, the TACTech systems allow contractors and designers to screen out obsolete semiconductors and provide for the more predictable manufacturing and better maintenance of equipment, thus helping to ensure a longer operational life of equipment.

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

      The Company believes that it has achieved synergies as a result of the application of RACs search engine technology (which accounted for approximately 65% of RAC's revenues in RAC's 1997 fiscal year) to the Company's military and commercial systems componentry data bases and search engine technology, and that the RAC acquisition enabled the Company to offer improved data retrieval services to the Company's customers.

      With the acquisition of RAC, TACTech developed and released its new information service called "TACTRAC". TACTRAC is a server software in a relational database for the processing and handling of all configuration bill of materials (BOMs) indenturing and part availability data. This includes a sophisticated set of software applications for handling the data issues associated with changing availability including product announcements and discontinuances.

Competition

      TACTech competes with many data service companies which possess greater financial and human resources and which offer a greater variety of services than does TACTech. However, TACTech believes that it offers its customers a unique set of information services that have been specially developed to assist the military/aerospace and industrial market in solving problems relating to the management of diminishing sources of supply and technological obsolescence, as they pertain to semiconductor devices.

      TACTech believes that the TACTRAC product is one of the few information tools available that combines specific configuration design identity with system level bill of material indenturing breakdown from which the information generated allows customers to make pro-active decisions regarding potential problems concerning obsolete components.

Sales, Licensing and Customer Support

      TACTech maintains marketing, customer service and customer training representatives in its Yorba Linda, California headquarters and marketing representatives located in San Diego, New Orleans, Louisiana and Valhalla, New York. TACTech markets its data services through highly trained and highly specialized marketing personnel who contact prospective customers directly. TACTech also promotes its services and identifies prospective customers through participation in conferences and conventions dedicated predominantly or exclusively to the issue of shrinking availability of semiconductor products due to a diminishing number of manufacturing sources for specified products, or due to technological obsolescence. Video sales aids and literature describing TACTech's data services are also utilized in its marketing programs. The Company is presently exploring strategic marketing relationships with a number of global organizations that provide supply chain solutions.

      TACTech's license agreements fall into two broad categories: (1) TACTech basic site service ("Basic Site License") which encompasses electronic semi-conductor library and database and (2) TACTRAC consisting of a Basic Site License, together with a combination of proprietary software tools for the processing and handling of all configuration customer bill of materials indenturing and a workstation application that allows the customer to view solutions, analyses and reports.

      Customers access the Company's services through direct modem connections or via the Internet.

      The Company is seeking ways to realize greater efficiencies for delivering its services through the Internet and World Wide Web by augmenting and simplifying the use of its existing graphical user interface. The Company plans to pursue the entry into marketing alliances aimed at penetrating the commercial/industrial market.

      In the fiscal year ended June 30, 1998, no customer of the Company accounted for more than 10% of the Company's revenue. Sales to the Company's five largest customers in fiscal 1998 and 1997 accounted for approximately 17 percent and 27 percent, respectively, of the Company's revenues. Pursuant to its agreement with Arrow Electronics, Arrow Electronics is the sole electronic component distributor that is permitted to use the Company's services. The Company's management believes that if the Company were to lose Arrow Electronics as a customer, the Company would be able to replace the business lost from Arrow Electronics with business from other electronic component distributors.

      TACTechs sales outside the United States are as follows:

                                             Fiscal 1998      Fiscal 1997
                                          --------------------------------------

      Canada                                   $  33,900        $  24,000
      Europe                                     187,300           92,900
      Mid East (Israel)                           37,800           36,000
      Far East (Japan)                            19,600            4,800
                                          --------------------------------------
      Total                                    $ 278,600        $ 157,700
                                          ======================================

The Basic Site License subscription price provides for free on-site training for two representatives of the customer. The TACTRAC licensing agreement provides for an optional one-time up front fee to provide training for database configuration loading for the Database Server Software and training in the use of the TACTRAC Workstation Software.

The training program covers two areas: operational/conceptual understanding of the software program's capability and application training for integrating the licensed software into the subscribers system.

Once on line, a subscriber may call TACTech for technical assistance, at the subscriber's cost, or use e-mail to obtain assistance. The Company's license agreements expressly disclaim any warranty, express or implied, for the accuracy of its databases.

Security Measures

      TACTech has adopted a series of layered and sequential security measures and techniques to minimize risks from natural disasters and unauthorized access, including, without limitation, redundant file storage, access control procedures and strong encryption of data and data transmission. The Company also controls system access and allows its clients to apply a second level of security codes that protect their private files.

Source of Data Bases

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

Copyrights, Trademarks and Licenses

      TACTech maintains copyright and trade secret protection for its computer software and related data base service, including through customer licensing agreements. TACTech is a registered trademark of the Company. The Company does not hold any patents to any of the technology incorporated in its software or data services.

Software Development and Enhancements

      TACTech's development efforts principally focus on augmenting TACTech's existing customer interface design (the GUI on the Internet and World Wide Web), new information products, the further development of the Commercial Library, system security and the programming and maintaining of TACTech's hardware and software.

Employees

      As of June 30, 1998, TACTech employed thirty-six (36) persons -- seventeen
(17) persons in software development, data base maintenance and computer maintenance personnel; three (3) persons in data processing; eight (8) persons in sales, marketing and customer support; and eight (8) persons in administrative roles. None of TACTech's employees are covered by a collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

      At June 30, 1997, TACTech was leasing a facility in Yorba Linda, California from Arrow Electronics on a month-to-month basis at a cost of $3,500 per month. The Company leased a new facility of approximately 11,500 square feet in Yorba Linda commencing on October 1, 1997 for a period of five (5) years at a current cost of $6,660 per month. In addition, the Company bears its allocable portion of the property's common area maintenance which cannot exceed 106% of the previous year's common area maintenance charge. All of the facility is in productive use. The Company, by virtue of its acquisition of RAC, assumed a lease for 1,366 square feet of office space in San Diego, California. This lease has a three year term ending April 30, 1999 with an option to renew for an additional three years. Current annual rent is $18,072 plus the tenant's share of operating expenses. Future rent will be determined by mutual agreement tied to market rent. Pursuant to the non-cancelable leases, the aggregate annual minimum rental under these leases for each of the subsequent five years is approximately $97,000, $86,000, $92,000, $96,000 and $24,000.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is not party to any material pending legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON STOCK
         AND RELATED STOCK HOLDER MATTERS

      The Common Stock of the Company is traded in the over-the-counter market for securities that do not meet the Nasdaq Small Cap Market listing requirements under the symbol "TRZA." The following table sets forth the high and low closing prices of the Company's Common Stock (after only limited trading):

                                                             High          Low
--------------------------------------------------------------------------------
Fiscal Year Ending June 30, 1998
   First Quarter, commencing 1st day of
     trading July 25, 1997                                  $ 8.50       $ 0.93
   Second Quarter                                             8.50         4.00
   Third Quarter                                              8.00         4.62
   Fourth Quarter                                             8.00         4.50
Fiscal Year Ending June 30, 1999
   First Quarter (through September 25, 1998)                 8.00         5.67

      As of September 22, 1997, there were 598,734 shares of Common Stock outstanding and 898 beneficial owners, including 81 holders of record.

      No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1998. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes thereto included elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. These risks and uncertainties include, without limitation, the factors disclosed in this Item 6. Therefore, the Company believes that the assumptions underlying these forward-looking statements are reasonable, there can be no assurance that they will prove to be accurate. Thus, the inclusion herein of such forward-looking information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      Analysis of Financial Condition and Results of Operations covers the fiscal years ended June 30, 1998 and June 30, 1997.

      The following table expresses certain items from the Company's statements of operations as a percentage of revenues for the periods indicated:



                                                         Year Ended June 30,
                                                        1998            1997
                                                      --------------------------
Revenues                                               100.0%          100.0%
Selling, general and administrative expenses           117.4            84.5


Depreciation of equipment                                2.1             1.8
Amortization of software development
costs and acquisition costs                               .4              --
Interest expense                                         1.2              --
                                                      --------------------------
Income (loss) before income taxes                      (21.1)           13.7
Charges in lieu of income tax                             --             4.7
                                                      --------------------------
Net income (loss)                                      (21.1)%           9.0%
                                                      ==========================

Results of Operations - Fiscal Year Ended June 30, 1998
Compared to Fiscal Year Ended June 30, 1997

      The Company reported a loss of $735,000 or $1.25 per share for the fiscal year ended June 30, 1998 as compared to net income of $199,000 or $.36 per share for the fiscal year ended June 30, 1997.

      The loss for the current year is primarily attributable to an increase of selling general and administrative expenses due primarily to professional fees incurred by the Company in the Company's lawsuit seeking injunctive relief against a competitor and a former employee, the cost of programming consultants incurred in connection with the enhancement of the RAC search engine technology and certain management incentive bonuses.

      Revenues increased $1,277,000, or 58% during the fiscal year ended June 30, 1998 from $2,206,000 for the comparable 1997 period.

      The Company generates revenues primarily through licensing agreements. TACTech's license agreements fall into two broad categories: (1) TACTech basic site service ("Basic Site License") which provides for an electronic semi-conductor library and database and (2) TACTRAC which consists of (i) a Basic Site License and (ii) a combination of proprietary software tools consisting of Database Server Software (a relational database application for the processing and handling of all configuration customer bill of materials indenturing), a back-end engine and TACTRAC Workstation Software (a Windows(C) front-end workstation application that allows the customer to view solutions, analysis and reports). The Basic Site License and Workstation Software agreements are generally for terms of twelve months and may be canceled by either party upon 30 days notice. The current period's revenue increase is attributed, in part, to an increase in the number of licenses and in part because they are generating greater revenues per subscriber at June 30, 1998 as compared to June 30, 1997.

                                                         Year Ended June 30,
                                                       1998             1997
                                                      --------------------------
Subscribers at beginning of period..................     95               73
Subscribers who did not renew.......................    (17)             (12)
Subscribers added during period.....................     29               34
                                                      --------------------------
Subscribers at end of period........................    107               95
                                                      ==========================

      Approximately $584,000 of the revenue increase was generated by higher subscription prices attributable to the TACTRAC products which enhanced the Company's capability of incorporating the search engine technology acquired in the RAC acquisition.

      Prior to the acquisition, RAC principally derived revenues from consulting services and customer-specific projects under cost plus fixed fee contracts with the Department of Defense and government contractors. Such revenues contributed approximately $198,000 to the current year's increase.

      Selling, general and administrative expenses during fiscal 1998 increased to approximately $4,087,000 from $1,863,000 for the prior comparable period. This increase of approximately $2,224,000 is primarily attributed to the following:

      o Coincident to the acquisition of RAC in September 1997, the two RAC selling shareholders received employment agreements. Each employment agreement provided for an annual base salary (including certain employee benefits) up to an aggregate of $200,000 and an incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals. The annual period for such measurement commenced on September 1, 1997 and as the targeted performance levels became probable of achievement, appropriate provisions for the maximum incentive bonuses were recorded equally between the third and fourth quarter of the current fiscal year. These agreements resulted in an approximately $600,000 increase in the current period's selling and general administrative expenses.

      o Other increases in costs are primarily attributable to the RAC acquisition and include rent and utilities, professional fees, telephone, insurance, travel and other general administrative expenses of approximately $143,000.

      o $264,000 of legal and professional fees incurred as the result of the commencement by the Company of a lawsuit seeking injunctive relief to enjoin a former employee from using trade secrets and a competitor for breaching a non-solicitation agreement.

      o Programming costs of $266,000 relating to augmenting the Company's existing customer interface design as well as adopting RAC's component analysis technology to the Company's component database technology.

      o Included in the total dollar increase were costs primarily related to the ongoing development of the Company's Commercial Library represented by increases in personnel costs and in marketing and selling expenses in the approximate amount of $313,000.

      Depreciation for the fiscal year ended June 30, 1998 was approximately $73,300 as compared to approximately $40,000 for the prior comparable period. The Company depreciates its capital assets over a five year period recording one half year depreciation in the year of acquisition. The Company acquired capital assets in fiscal 1998 and fiscal 1997 in the amounts of approximately $119,000 and $153,000, respectively, and, pursuant to its depreciation policy, recorded an increase of approximately $23,000 in fiscal 1998 as compared to the prior reporting period. The acquisition of RAC in September 1997 accounted for the balance of the increase in depreciation expense in the amount of approximately $11,000.

      The 1998 interest expense is attributable to amounts borrowed pursuant to the Company's bank line of credit to fund operations and purchases of computer and related equipment. There were no significant short term borrowings during the comparable 1997 period.

      There was no provision for income taxes for the fiscal year ended June 30, 1998 because of the reported loss. The Company intends to carryforward this loss for tax purposes. In the comparable 1997 period, the Company filed its federal income taxes on a consolidated basis for the fiscal 1997 year with its former parent, Zing Technologies, Inc. Income taxes were computed on a separate company basis pursuant to the liability method.

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

                                                          Year Ended June 30,
                                                          1997           1996
                                                      --------------------------
Subscribers at beginning of period.............             73             60
Subscribers who did not renew..................            (12)           (14)
Subscribers added during period including
   renewal subscription........................             34             27
                                                      --------------------------
Subscribers at end of period...................             95             73
                                                      ==========================

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

      Selling and general and administrative expenses during fiscal year 1997 increased to approximately $1,863,000 from $1,410,000 for the prior comparable period. The increase is attributable primarily to increases in personnel costs as demonstrated by the following table:

                                                         Number of Employees
                                                         Year Ended June 30,
                                                        1997            1996
                                                      --------------------------
Sales, marketing, training and customer service...        5                5
Software development, data base maintenance
   and computer maintenance.......................       16                9
Data Processing...................................        5                3
General and administrative........................        8                5
                                                      --------------------------
Total.............................................       34               22
                                                      ==========================

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

Liquidity and Capital Resources

      In fiscal 1998, the Company used proceeds from a line of credit to fund operations and for the acquisition of computer related equipment. In fiscal 1997, the Company used most of its cash generated from operations for the acquisition of computers and computer related equipment, for the reduction of its obligations to Zing and generally for business growth and development.

      Internal cash flow generated by the operations of the Company, together with borrowings under the Company's $1.5 million credit facility, should be sufficient for the Company to meet its short-term working capital requirements and capital expenditure requirements. At August 31, 1998 approximately $650,000 remains available under the credit facility. TACTech's management is currently contemplating an expansion program for the Company which would include, among other things, expanding its direct sales force, establishing marketing and selling relationships both domestically and internationally, continued development of its Commercial Library, and developing and offering additional value-added services to its customers. In addition, there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies or any strategic alliances. The Company may from time to time evaluate potential acquisitions of businesses, products and technologies or strategic alliances and may in the future issue securities or require additional equity or debt financings to consummate such potential acquisitions or strategic alliances.

Impact of Inflation

      In fiscal 1998 and fiscal 1997, inflation did not have a significant impact on the operations of the Company.

Impact of Year 2000

      Some of the Company's computer systems and electronic devices are based on software programs which were written using two digits rather than four to define the applicable year. As a result of how those computer programs store and manipulate dates, such systems and devices may assume that all years occur in the 20th century. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has completed an assessment of this problem and will have to modify or replace portions of its software programs so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $10,000 and involves the modification of existing software to remedy internal problems and to bring customers to compliance. The Company is assuming that its principal service suppliers (i.e., regional and long distance telephone companies, Internet service providers, and the semi-conductor manufacturers which provide data for the Company's databases) will ensure their operability in the Year 2000. The Company cannot ensure its suppliers will do so, and an interruption of data transmission, either to the Company or by the Company, will have an adverse effect on the Company's business and financial condition.

      The project is estimated to be completed no later than December 1998, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and systems, and conversions to new software and systems, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material and adverse effect on the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on managements best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      There is no guarantee that the systems of the Company's subscribers are Year 2000 compliant and will be timely converted. A Year 2000 failure by subscribers could have a material and adverse effect on the Company.

ITEM 7 - FINANCIAL STATEMENTS

                 Transition Analysis Component Technology, Inc.

                        Consolidated Financial Statements

                       Years ended June 30, 1998 and 1997

                                                                            Page

Report of Independent Auditors.............................................  14

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................  15
Consolidated Statements of Operations......................................  16
Consolidated Statements of Stockholders' Equity (Deficiency)...............  17
Consolidated Statements of Cash Flows......................................  18
Notes to Consolidated Financial Statements.................................  19

                         Report of Independent Auditors

To the Stockholders and Directors of
Transition Analysis Component Technology, Inc.

We have audited the accompanying consolidated balance sheets of Transition Analysis Component Technology, Inc. ("TACTech") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TACTech as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                ERNST & YOUNG LLP
                                -----------------
                                ERNST & YOUNG LLP

September 9, 1998
White Plains, New York

                 Transition Analysis Component Technology, Inc.

                           Consolidated Balance Sheets

                                                                 June 30
                                                            1998         1997
                                                         ----------------------
Assets
Current assets:
   Cash                                                  $  120,204    $132,908
   Accounts receivable, less allowance
      of $20,000 in 1998                                    754,442     419,331
      and $5,000 in 1997
   Prepaid expenses and other current assets                 63,593      10,700
                                                         ----------------------
Total current assets                                        938,239     562,939

Furniture and equipment                                     669,056     500,086
Less: accumulated depreciation                              407,031     309,937
                                                         ----------------------
                                                            262,025     190,149
Other assets:
   Security deposits                                         81,723          --
   Software development costs-net                            59,946          --
   Excess of costs over fair value
      of net assets acquired, net of
      accumulated amortization of $4,692                     51,614          --
                                                         ----------------------
Total assets                                             $1,393,547    $753,088
                                                         ======================

Liabilities and stockholders' equity (deficiency)
Current liabilities:
   Accounts payable and accrued expenses                 $  411,225    $ 52,941
   Accrued compensation expense                             332,257      98,306
   Accrued income taxes due former parent company                --     169,815
   Deferred income                                          300,683      79,905
                                                         ----------------------
Total current liabilities                                 1,044,165     400,967

Long-term obligation  line of credit                        620,000          --

Contingencies (Note 9)

Stockholders' equity (deficiency):
   Common stock (par value $.01 per share);
      Authorized 5,000,000 as of
      June 30, 1998 and June 30, 1997;
      issued 598,734 as of June 30, 1998
      and 553,830 as of June 30, 1997                         5,987       5,538
   Additional paid-in capital                               552,779     440,967
   Accumulated deficit                                     (829,384)    (94,384)
                                                         ----------------------
Total stockholders' equity (deficiency)                    (270,618)    352,121
                                                         ----------------------
Total liabilities and stockholders'
  equity (deficiency)                                    $1,393,547    $753,088
                                                         ======================

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                      Consolidated Statements of Operations

                                                           Year ended June 30
                                                           1998          1997
                                                       -------------------------
Revenues                                               $ 3,482,788    $2,205,679
Selling, general and administrative expenses             4,087,410     1,863,247
Depreciation of equipment                                   73,303        39,562
Amortization of software development costs
  and acquisition costs                                     15,392            --
Interest expense                                            41,683            --
                                                       -------------------------
Income (loss) before income taxes                         (735,000)      302,870
Charges in lieu of income taxes                                 --       103,400
                                                       -------------------------
Net income (loss)                                      $  (735,000)   $  199,470
                                                       =========================
Net income (loss) per common share-basic and diluted   $     (1.25)   $      .36
                                                       =========================
Number of shares used in computation-basic
  and diluted                                              586,106       553,830
                                                       =========================

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                                            Total
                                                                                                        Stockholders'
                                                                  Additional         Accumulated           Equity
                                                 Common Stock  Paid-In Capital         Deficit          (Deficiency)
                                                 --------------------------------------------------------------------
Balance at June 30, 1996                            $  152        $     848          $(293,854)           $(292,854)
Net income                                                                             199,470              199,470
Capital contribution of former parent                   --          553,723                 --              553,723
                                                 --------------------------------------------------------------------
Balance at June 30, 1997 prior to                      152          554,571            (94,384)             460,339
distribution
Stock split                                          5,386          (5,386)                 --                  --
Costs in connection with the distribution
of stock                                                --        (108,218)                 --             (108,218)
                                                 --------------------------------------------------------------------
Balance at June 30, 1997                             5,538          440,967            (94,384)             352,121
Shares issued in RAC acquisition                       449          111,812                                 112,261
(Note 1)
Net loss                                                                              (735,000)            (735,000)
                                                 --------------------------------------------------------------------
Balance at June 30, 1998                            $5,987        $ 552,779          $(829,384)           $(270,618)
                                                 ====================================================================

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                      Consolidated Statements of Cash Flows

                                                           Year ended June 30
                                                            1998         1997
                                                         ----------------------
Operating activities
Net income (loss)                                        $(735,000)   $ 199,470
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
     Depreciation                                           73,303       39,562
     Amortization                                           15,392
     Provision for losses in accounts receivable            15,000
     Changes in operating assets and liabilities:
     Accounts receivable                                  (261,711)     (97,007)
     Prepaid expenses and other current assets             (52,893)     (10,700)
     Accounts payable and accrued expenses                 227,102          689
     Accrued compensation                                  233,951       59,285
     Accrued income tax due former parent company         (169,815)     103,400
     Deferred income                                       220,778       20,920
     Security deposits                                     (80,357)
                                                         ----------------------
Net cash (used in) provided by operating activities       (514,250)     315,619

Investing activities
Cost related to RAC acquisition, net of cash received       11,448
Purchases of equipment                                    (119,176)    (152,829)
Additions to software development                          (10,726)
                                                         ----------------------
Net cash used in investing activities                     (118,454)    (152,829)
                                                         ======================

Financing activities
Proceeds from line of credit                               620,000
Net decrease in due to former parent                                    (55,519)
Costs in connection with distribution of stock                         (108,218)
                                                         ----------------------
Net cash provided by (used in) financing activities        620,000     (163,737)
                                                         ----------------------

Net decrease in cash                                       (12,704)        (947)
Cash at beginning of year                                  132,908      133,855
                                                         ----------------------
Cash at end of year                                      $ 120,204    $ 132,908
                                                         ======================

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


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

                 Transition Analysis Component Technology, Inc.

1.  Organization and Summary of Significant Accounting Policies (continued)

Acquisition of Research Analysis Corp.

On September 22, 1997, TACTech acquired the net assets of Research Analysis Corp. (RAC), consisting primarily of search and report software pursuant to a merger (the "Merger") of TACTech's newly formed and wholly-owned subsidiary, with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. Pursuant to the Merger, the sole shareholders of RAC exchanged all their shares in RAC common stock for 44,904 unregistered shares of common stock in the Company. The cost of the acquisition, including the shares given, was approximately $193,000. As a result of this transaction, the Company recorded approximately $56,000 of costs in excess of fair value of net assets acquired. which is being amortized over 10 years. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

The purchased net assets of RAC were allocated as follows:

Cash                                                                   $  45,400

Accounts receivable, net                                                  88,400
Furniture and equipment                                                   26,000
Other assets                                                              61,300
Excess of costs over fair value of net assets acquired                    56,300
Accounts payable and accrued expenses                                    (84,400)
                                                                       ---------
                                                                       $ 193,000
                                                                       =========


The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods after giving effect to pro forma adjustments for compensation accruals and income taxes. The number of shares used in the computations of net (loss) income per common share is 598,734.

                                                           Year ended June 30
                                                          1998           1997
                                                       -------------------------
Revenue                                                $3,565,855     $2,989,177
Net (loss) income                                       $(775,000)      $250,638
Net (loss) income per common share basic and               $(1.29)          $.42
diluted

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

RAC principally derived revenues from consulting services and customer-specific projects under cost plus fixed fee contracts with the Department of Defense and government contractors related specifically to training services, engineering support and logistics support. These contractual services deal with issues of reliability, maintainability, failure analyses, reliability predictions, circuit card redesign, provisioning and weapons system file data extraction. Since the acquisition of RAC by TACTech, RAC has continued to refine (and commenced marketing) "TACTRAC" developed to adapt RAC's component analysis technology, used in connection with RAC's consulting services, to TACTech's component data base technology.

Revenue Recognition and Concentration of Credit Risk

Revenue from the Company's Basic Site License agreement for its database services is recognized monthly. Revenue from the enhanced TACTRAC product is recognized as follows: Fees for the installation and delivery of the database information and workstation software into a customer server are recognized upon completion of the installation and are non refundable. Fees for additional concurrent user stations are similarly recognized upon installation. Revenues from no one customer exceeded 10% of total revenue for 1998 and 1997.

Furniture and Equipment

Furniture and equipment is stated at cost and is depreciated using the straight-line method over five years.

Software Development Costs

The Company begins capitalizing software development costs only after establishing commercial and technical viability. Software development costs are amortized using the straight line method over the remaining estimated economic life of the product, generally five years. Accumulated amortization of software development costs was $10,700 at June 30, 1998.

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

Fair Value of Financial Information

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reasonably approximate fair value due to the short maturity of these items. The carrying value of the Company's borrowings under its revolving line of credit, approximates fair value, as the obligation bears interest at a floating rate.

Net Income Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with and where appropriate, restated to conform to the SFAS No. 128 requirements.

Impairments

During the year ended June 30, 1997, the Company implemented the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. There have been no such impairment losses through June 30, 1998.

                 Transition Analysis Component Technology, Inc.

1.  Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

For the year ended June 30, 1997, the Company implemented the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principle Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise prices of the Company's employee stock options were not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Recent Accounting Pronouncement

In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning July 1, 1998. The Company does not believe that the adoption of the SOP will have a material effect on its 1999 financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Agreements

In April 1993, TACTech entered into a three-year exclusive licensing agreement with a distributor of electronic components at an annual rate of $108,000 and this agreement was amended in May 1993 with an expiration date of June 1998 and the annual rate was increased to $200,000 effective July 1995. As of July 1, 1998, the annual rate was increased to $230,000 and the term extended one year to June 30, 1999. TACTech has agreed that during the term of this agreement it would not grant or authorize any other party access to its data bases or services if such party were in the business of distributing electronic component parts. The agreement may be renewed for successive one-year periods by mutual written consent of the parties.

                 Transition Analysis Component Technology, Inc.

3. Income Taxes

Through the date of the Distribution, the Company filed a consolidated federal tax return with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method. As a result of the Distribution, the Company will file its own separate tax return.

The Company records income taxes under the liability method of accounting. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences reverse. The Company's deferred tax asset consists primarily of accruals not currently deductible, allowances for accounts receivable and net operating loss carryforwards.

At June 30, 1998 and 1997, deferred tax assets of $317,000 and $28,000 were completely offset by valuation allowances.

The reconciliation of the differences between the tax provision and the amounts computed by applying the statutory Federal income tax rate to pre-tax income at June 30, 1998 is as follows:

                                                            %      000s omitted
                                                        -----------------------
U.S. Federal statutory income tax rate                   (34.0)      $(249.9)
State taxes, net of federal benefit                       (5.6)        (41.6)
Adjustment to valuation allowance                         38.5         283.3
Other                                                      1.1           8.2
                                                        -----------------------
                                                            --       $    --
                                                        =======================

In fiscal 1997, the difference between the tax provision computed at the statutory rate and the actual rate is due primarily to the effect of the graduated federal tax rate schedule and state income taxes, net of federal benefit.

As at June 30, 1998, the Company has a net operating loss carryforward of approximately $229,000 which expires in 2013.

During the years ended June 30, 1998 and 1997, the Company made state income tax payments of approximately $28,000 and $1,000, respectively.

                 Transition Analysis Component Technology, Inc.

4. Employee Benefit Plans

In fiscal year 1998, the Company adopted a deferred compensation plan ("Plan") for all employees, which is qualified under Section 401(k) of the Internal Revenue Code under which the Company's eligible employees are entitled to participate in the 1998 fiscal year. Under the Plan, contributions to be made by the Company are at the discretion of the Board of Directors of the Company. The Company contributed $4,100 in fiscal 1998.

During fiscal year 1997, $1,600 was contributed by the Company under a plan with its former parent. All funds have been transferred to the Company's Plan. The Company does not maintain post-retirement benefit plans.

5. Leases

In fiscal year 1997, TACTech rented facilities in Yorba Linda, California on a month-to-month basis.

The Company leased a new facility of approximately 11,500 square feet in Yorba Linda commencing on October 1, 1997 for a period of five years. Pursuant to the new non-cancelable lease, the Company is allocated a portion of the property's common area maintenance which cannot exceed 106% of the previous years common area maintenance charge. The lease is collateralized by a security deposit of $80,000 which is repayable at the rate of $15,823 annually following each anniversary of the lease commencement until the lease expires. In addition to the Yorba Linda facilities, the Company by virtue of its acquisition of RAC, assumed a lease for office space in San Diego. This lease has a three year term ending April 30, 1999 and provides for additional rent based on the tenants share of operating expenses in excess of a base year. The Company has an option to renew for an additional term of three years with the annual rent determined either by mutual agreement tied to market rent or by outside consultants. Aggregate rent expense was $84,000 for the fiscal year ended June 30, 1998, as compared to $46,000 in the fiscal year ended June 30, 1997. Aggregate future minimum lease payments on the existing leases at June 30, 1998 are approximately as follows: 1999-$97,000, 2000-$86,000; 2001-$92,000; 2002-$96,000;
2003-$24,000.

                 Transition Analysis Component Technology, Inc.

6. Long-Term Obligation

On August 28, 1997, the Company entered into a $1,500,000 revolving credit facility, with an interest rate equal to the banks prime rate (8.5% at June 30, 1998). The facility has an expiration date of June 30, 2000 and is guaranteed by Zing. Proceeds from the loan are to be used for working capital and equipment acquisitions. All the Company's personal property collateralizes the borrowings under the facility. The unused portion bears a % annual commitment fee. The Company made interest payments relating to the credit facility of approximately $29,000 for the fiscal year 1998.

7. Stockholders' Equity

The Company's Board of Directors adopted and the Company's stockholders approved the Transition Analysis Component Technology, Inc. 1997 Stock Option Plan (as amended and restated on November 3, 1997, the "Option Plan"). Under the Option Plan, options to purchase up to 60,000 shares of Company common stock are available for grant from time to time to key employees of and consultants to the Company. On November 3, 1997, 26,200 options were granted at an exercise price of $4.00. 8,800 options became exercisable immediately, 1,800 options are exercisable in one year and 15,600 options are exercisable in three years. Options granted under the Option Plan expire ten years after issuance. The weighted average remaining contractual life of these options is 9.4 years.

In addition to the Company's Option Plan, two key employees of the Company were granted 44,904 stock options exercisable over a three year period at the rate of 14,968 options per year. These options we granted as a part of the purchase price in the RAC acquisition and the per share exercise price of these Options is $3 ("$3 Options"). The right to exercise these options is subject to incremental vesting as (and if) the Company achieves certain targeted sales goals. These options expire five years after issuance. The weighted average remaining contractual life of these options is 4.4 years.

                 Transition Analysis Component Technology, Inc.

7. Stockholders' Equity (continued)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of the $3 and $4 Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 6.00%; dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .683 and 5.239, respectively; and a weighted-average expected life of the options of 5 and 10 years, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options three year vesting period. The estimated weighted-average fair value per option is approximately $1.11 and $4.61 for the $3 and $4 Options, respectively. The aggregate pro forma effect on the Company's operations is as follows:

                                                       Year ended
                                                     June 30, 1998
                                                     -------------
        As reported:
             Net loss                                  $(735,000)
             Per share:                                $   (1.25)
                 Basic and diluted
        Pro forma:
             Net loss                                  $(757,000)
             Per share:                                $   (1.29)
                 Basic and diluted

8. Related Parties

In 1997 and prior years, the Company was allocated a portion of the former parent company's corporate administration expenses which amounted to $100,000 in fiscal 1997. As of July 1, 1997, the administrative charge was eliminated and in lieu thereof by agreement, certain employees of Zing, the former parent were placed on the Company's payroll for an amount not to exceed $100,000 in the aggregate. These amounts are included in selling general and administrative expenses.

The President and Chief Executive Officer of the Company (also an officer of
Zing) has an employment agreement expiring on June 30, 2000, entitling him to a salary of $80,000 per annum. There is no contractual entitlement to any bonus.

The Executive Vice President and General Manager (who is a significant shareholder of the Company) has an employment agreement expiring on May 1, 1999, entitling him to a base salary of $120,000 per annum plus five percent


(5%) of the Company's collected revenues, except that one half percent is shared with other employees and two and a quarter percent is shared with other sales personnel on certain accounts.

                 Transition Analysis Component Technology, Inc.

8. Related Parties (continued)

In December 1996, Zing loaned $100,000 to the Company's Executive Vice President in exchange for his secured promissory note. The promissory note, which matured on June 29, 1997, was secured by a first priority security interest in all of his shares of common stock of the Company. In fiscal 1997, $46,000 was repaid and in 1998, $43,000 was repaid. The balance of $11,000 as of June 30, 1998 was paid in full as of July 2, 1998.

Pursuant to the RAC Acquisition, the two selling shareholders received three year employment agreements. Each employment agreement provides for an annual base salary and certain employee benefits up to an aggregate of $200,000, and incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals.

9. Contingencies

Pursuant to an indemnification agreement entered into between the Company and Zing in connection with the distribution by Zing of its TACTech shares of Common Stock to Zings stockholders (the Distribution), the Company agreed to indemnify and save harmless Zing and its directors, officers, employees, agents and/or affiliates for any claims incurred or suffered, directly or indirectly, by them resulting from or attributable to, among other things, the operation of the Company or the Distribution. Although the Company is not aware of any pending or threatened material liability for which it anticipates becoming obligated to make payments in connection with its obligations to indemnify the Zing, there can be no assurance that such indemnification obligations could not arise or that such indemnification obligations would not be material to the Company. Under the Indemnification Agreement, Zing is required to indemnify the Company in certain circumstances, which obligation may counterbalance the indemnification obligations owed by the Company to Zing.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

To be filed by amendment on Form 10-KSB/A or in the Company's definitive proxy materials on or before the 120th day following the end of the Company's most recently completed fiscal year.

                                     PART IV

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

     The following exhibits are filed with this Report, and this list constitutes the exhibit index.

     (a) Exhibits List.

Exhibit No.    Description
-----------    -----------

    3.1        Form of Certificate of Incorporation (amended/restated -
               Delaware)*

    3.2        Form of By-laws (amended/restated)*

    4          Common Stock Certificate*

    10.1       Malcolm Baca Employment Contract*

    10.3       Intentionally left blank

    10.2       Robert E. Schrader Employment Contract*

    10.4       Indemnification Agreement*

    10.6       Amended and Restated Option Plan****

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

    10.13 Credit Agreement between the Company and Fleet Bank dated August 28, 1997.**

    10.14 Commercial Purpose Master Note from the Company in favor of Fleet Bank dated August 28, 1997.**

    10.15 Security Agreement between Fleet Bank and the Company dated August 28, 1997.**

    10.16 Standard Industrial/Commercial Multi-Tenant Lease between Pacific Gulf Properties, Inc. and the Company dated August 11, 1997.

    10.17      Letter Agreement dated April 21, 19998 with Arrow/Zeus
               Electronics.***

    11         Statement Re: Computation of Per Share Earnings. (See Note 1 to
               Financial Statements on Page [    ] of this Report).***

    27         Financial data schedule***

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

*** Filed herewith.

**** Previously filed with the Company's Form 10-QSB for the fiscal quarter ended December 31, 1997.


(b) Reports on Form 8-K - Not Applicable.
-----------------------------------------

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of October, 1997.

Transition Analysis Component Technology, Inc.


                      By: Robert E. Schrader
                          Robert E. Schrader, President, Chief Executive Officer and Chairman of the Board


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

         Signature                Title                       Date

Robert E. Schrader        President, Chief Executive          September 25, 1998
----------------------    Officer and Chairman of the Board
Robert E. Schrader        (Principal Executive Officer)


Martin S. Fawer           Treasurer and Director              September 25, 1998
----------------------    (Principal Financial Officer)
Martin S. Fawer


Deborah J. Schrader       Secretary and Director              September 25, 1998
----------------------
Deborah J. Schrader