Form 10KSB/A
period 1998-06-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1998-10-23
CIK 1030615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission File Number 0-22709

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                            Delaware                                                           13-3391820
--------------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction or organization)                          (I.R.S. Employer Identification No.)

         22681-22687 Old Canal Road, Yorba Linda, CA                                              92687
--------------------------------------------------------------------------------------------------------------------
         (Address of principal executive officers)                                             (Zip Code)

        Registrant's telephone number, including area code (714) 974-7676

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                               on  which  registered
   -------------------                               ------------------------

Securities registered pursuant                       Common Stock, par value
to Section 12(g) of the Act:                         $.01 per share.

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No:___

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 24, 1998 was $1,869,369.

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

Transitional small business disclosure format    Yes ____    No |X|

ITEM 9  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The names and ages of all Directors and Executive Officers of the Company, their positions with the Company, their term of office and their business background are set forth below.

                                            Director of
Name                         Age            TACTech Since             Position
----                         ---            --------------            --------
Robert E. Schrader           53             1987                      President and Chief Executive Officer
Martin S. Fawer              63             1987                      Chief Financial Officer and Treasurer
Deborah J. Schrader          50             1987                      Secretary
Malcolm Baca                 55             ----                      Executive Vice President and Chief
                                                                        Operating Officer
Jeff Hanser                  39             ----                      Senior Vice President
Bruce L. Blackford           49             ----                      Senior Vice President


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

     Martin S. Fawer, Robert E. Schrader and Deborah J. Schrader are directors of Zing. As of October 19, 1998, except for the foregoing, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, or any company registered as an Investment Company under the Investment Company Act of 1940. Other than Robert
E. Schrader and Deborah J. Schrader, who are married to each other, there is no family relationship among any members of the Board of Directors or the officers of the Company.

     Section 16 Compliance

     Malcolm A. Baca did not timely file his initial Form 3.

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


                                                                                                         All Other
Name and Principal Position                            Fiscal Year        Salary         Bonus        Compensation(1)
---------------------------                            -----------        ------         -----        ---------------
Robert E. Schrader (2)                                    1998            $80,000         --               --
   Chief Executive Officer and President                  1997            $80,000         --               --
                                                          1996              ---           --               --

Malcolm A. Baca                                           1998           $216,560         --              $1,374
   Executive Vice President and                           1997           $188,713         --              $1,374
   Chief Operating Officer                                1996           $178,269         --              $1,374
Bruce L. Blackford                                        1998           $160,423         --               --
   Senior Vice President
Jeff Hanser                                               1998           $160,423         --               --
   Senior Vice President



----------------------------------

(1) Other compensation represents annual life insurance premiums paid on behalf of the officer listed.

(2) Although no compensation was directly paid by the Company to Mr. Schrader during the fiscal year ending June 30, 1996, (1) effective July 1, 1996 Robert
E. Schrader became entitled to and received an annual salary of $80,000 pursuant to an employment agreement discussed below under "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and (2) prior to June 30, 1997, Mr. Schrader was compensated by Zing which was receiving management fees from the Company for services rendered by Mr. Schrader to the Company. Management fees in the amount of $75,000 were paid by the Company to Zing in the fiscal years ended June 30, 1996 and June 30, 1997.

   Grant of Options

         An aggregate of 26,200 options have been granted at an exercise price of $4.00 per share pursuant to the Company's 1997 Option Plan, as amended November 3, 1997. None of the options were granted to Named Executive Officers or to directors. Additionally, options to purchase 44,904 shares of Company Common Stock in the aggregate were issued in the Company acquisition of RAC to Messrs. Hanser and Blackford.

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

         Mr. Malcolm A. Baca has an employment agreement with the Company under which he will devote full-time efforts on behalf of the Company. The term of Mr. Baca's employment expires April 30, 1999. Mr. Baca's agreement entitles him to a base salary of $120,000 per annum, plus five percent (5%) of the Company's collected revenues, except that on revenues attributable to another commissioned member of the Company's management, Mr. Baca's commission is two and one half percent (2 1/2%). In all events, Mr. Baca's compensation cannot exceed $350,000 per annum subject to increase based upon the National Consumer Price Index. All commissions to Mr. Baca are subject to his required contribution of one-half of one percent (1/2%) of the Company's collected revenues to a bonus pool fund for the benefit of noncommissioned members of management, which contribution is matched by the Company. In the event Mr. Baca is terminated without good cause, the Company is obligated to continue to pay compensation to Mr. Baca through April 30, 1999. Mr. Baca's agreement also prohibits Mr. Baca from selling any of his shares of Common Stock during the one year period after the June 30,1997. After the expiration of such one year period, Mr. Baca is not permitted to sell in excess of 25% of his shares of Company Stock until the expiration of two years after June 30, 1997.

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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

         The following table sets forth, as of October 19, 1998, information concerning beneficial ownership of voting securities of the Company by any executive officers of the Company and each person who is known by management to own beneficially more than 5% of any class of such securities:


                                                                      Amount of
                                                                    Common Stock                     Percent
            Name                          Title                  Beneficially Owned                 Of Class
            ----                          -----                  ------------------                 --------
Stacy J. Schrader             Shareholder                              109,169                       18.23%
Robert M. Schrader            Shareholder                              109,168                       18.23%
Malcolm Baca                  Executive Vice                            55,383                        9.25%
                              President
Robert E. Schrader            President and C.E.O.                      12,094                        2.00%
Martin S. Fawer               Chief Financial Officer                    5,968                        1.00%
Bruce L. Blackford            Senior Vice President                     22,452                        3.75%
Jeff Hanser                   Senior Vice President                     22,452                        3.75%

                                        5

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interest in Certain Transactions of Directors, Officers and Principal Holders of Voting Securities

         As of October 19, 1998, Mr. Schrader owned 1,152,711 shares of Zing Common Stock constituting approximately 43.34% of the issued and outstanding shares of Zing Common Stock (assuming the issuance of shares issuable (and not yet issued) as of June 30, 1997 in connection with the purchase of the minority ownership in Zing's Omnirel subsidiary); and Mr. Martin Fawer owned 14,856 shares of Zing Common Stock, constituting less than one percent (1%) of the issued and outstanding shares of Zing Stock. Mr. Schrader, Deborah J. Schrader (Mr. Schrader's wife) and Mr. Fawer are directors of the Company and thus have an indirect interest in the various agreements and arrangements between Zing and the Company including the Zing guaranty of the Company's credit facility, the Indemnification Agreement with Zing and the management services to be provided to the Company by certain employees of Zing.

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

         On December 17, 1996, Zing advanced $100,000 to Mr. Baca for personal uses unrelated to the Company in exchange for Mr. Baca's secured promissory note. The promissory note, which matured on June 29, 1997, was secured by a first priority security interest in all of his shares of Company Stock. $46,000 was repaid on such note in 1997, $43,000 in fiscal year 1998, and the remaining principal balance of $11,000 was paid on July 2, 1998.


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

    10.8    Merger Agreement and Plan of Reorganization among the Company,
            Research  Analysis Corporation, Research Technology Analysis Corp.,
            Bruce L. Blackford and Jeff Hanser, dated as of September 1, 1997.**
    10.9    Option Agreement dated September 22, 1997 between the Company and
            Jeff Hanser.**
    10.10   Option Agreement dated September 22, 1997 between the Company and
            Bruce L. Blackford.**
    10.11   Employment Agreement dated as of September 1, 1997 between the
            Company and Jeff Hanser.**
    10.12   Employment Agreement between the Company and Bruce L. Blackford dated as of September 1, 1997.**
    10.13   Credit Agreement between the Company and Fleet Bank
            dated August 28, 1997.**
    10.14   Commercial  Purpose  Master  Note from the Company in favor of
            Fleet Bank dated August 28, 1997.**
    10.15   Security Agreement between Fleet Bank and the Company
            dated August 28, 1997.**
    10.16   Standard Industrial/Commercial Multi-Tenant Lease
            between Pacific Gulf Properties, Inc. and the Company
            dated August 11, 1997.***
    10.17   Letter Agreement dated April 21, 1998 with Arrow/Zeus
            Electronics*****
    11      Statement Re: Computation of Per Share Earnings. (See Note 1 to
            Financial Statements on Page 20 of this Report).*****
    27      Financial data schedule*****
    99.1    Letter Agreement, dated July 7, 1995 between Transition Analysis
            Component Technology, Inc. and Arrow Electronics, Inc.*
    99.2    Form of License Agreement and Rider to Agreement, dated May 19, 1993 between Transition Analysis Component Technology, Inc. and Arrow
            Electronics, Inc.*

(b)     Reports on Form 8-K - Not Applicable
--------------------------------------------------

* Incorporated by reference from the Company's Registration Statement on Form SB-1 (No. 333-20709).

** Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

*** Previously filed with Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

**** Previously filed with the Registrant's Form 10-QSB for the fiscal quarter ended December 31, 1997

***** Previously filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of October, 1998.

                             Transition Analysis Component Technology, Inc.


                             By:     Martin S. Fawer
                                     --------------------------------------
                                     Martin S. Fawer
                                     Chief Financial Officer and Treasurer