Form 10QSB
period 1998-09-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1998-11-12
CIK 1030615

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1998

                                     - OR -

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-20709



                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
       -----------------------------------------------------------------
       (Exact Name of small business issuer as specified in its charter)


     DELAWARE                                           13-3391820
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               22681/22687 Old Canal Road, Yorba Linda, CA 92687
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 974-7676
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

The number of shares of common stock, $.01 par value, outstanding as of November 10, 1998 was 598,734.


                                                                           INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 1998 and
         June 30, 1998..................................................................3

         Condensed consolidated statements of operations - three months ended
         September 30, 1998 and 1997....................................................4

         Condensed consolidated statements of cash flows - three months ended
         September 30, 1998 and 1997....................................................5

         Notes to condensed consolidated financial statements - September 30, 1998......6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................8


PART II.  OTHER INFORMATION

Item 5.  Other Information.............................................................13

Item 6.  Exhibits and Reports on Form 8-K..............................................14

         Signatures....................................................................15


PART 1. FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   September 30  June 30
                                                                                       1998       1998
                                                                                   ------------ --------
                                                                                       (000's omitted
                                                                                     except share data)
                                                                                   ---------------------
                                                                                   (Unaudited)    (Note)
Assets
Current assets
    Cash                                                                            $   203      $   120
    Accounts receivable, less allowances of $25 and $20, respectively                   829          754
    Prepaid expenses and other current assets                                            42           64
                                                                                    -------      -------
Total current assets                                                                  1,074          938

Furniture and equipment                                                                 676          669
Less accumulated depreciation and amortization                                          427          407
                                                                                    -------      -------
                                                                                        249          262
Other assets
    Security deposits                                                                    82           82
    Software development costs - net                                                     57           60
    Excess of cost over fair value of net assets acquired, net                           50           52
                                                                                    -------      -------
Total assets                                                                        $ 1,512      $ 1,394
                                                                                    =======      =======
Liabilities and stockholders' equity
Current liabilities
    Accounts payable and accrued expenses                                           $   224      $   411
    Accrued compensation expense                                                        373          332
    Deferred income                                                                     408          301
                                                                                    -------      -------
Total current liabilities                                                             1,005        1,044

Long-term obligation, line of credit                                                    845          620

Stockholders' equity (deficiency)
    Common stock, par value $.01 per share; authorized 5,000,000 shares; issued
        598,734 shares as of September 30, 1998 and
        June 30, 1998                                                                     6            6
    Additional paid-in capital                                                          553          553
    Accumulated deficit                                                                (897)        (829)
                                                                                    -------      -------
Total stockholders' equity (deficiency)                                                (338)        (270)
                                                                                    -------      -------
Total liabilities and stockholders' equity (deficiency)                             $ 1,512      $ 1,394
                                                                                    =======      =======

Note: The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                      Three months ended
                                                                                         September 30,
                                                                                    ---------------------
                                                                                      1998         1997
                                                                                    -------      --------
                                                                          (000's omitted, except per share data)

Revenues                                                                            $   924      $   648

Selling, general and administrative expenses                                            949          600
Depreciation of equipment                                                                20           11
Amortization of software development costs and acquisition
    costs                                                                                 5            1
Interest expense                                                                         18            3
                                                                                    -------      -------
Income (loss) before income taxes                                                       (68)          33
Provision for income taxes                                                               --            7
                                                                                    -------      -------
Net income (loss)                                                                   $   (68)     $    26
                                                                                    =======      =======
Net income (loss) per common share - basic and diluted                              $  (.11)     $  0.05
                                                                                    =======      =======
Number of shares used in computation - basic and diluted                            598,734      568,798
                                                                                    =======      =======


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     Three months ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                       1998        1997
                                                                                    ---------    -------
                                                                                       (000's omitted)

Operating activities
Net income (loss)                                                                   $   (68)     $    26
Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                              25           12
        Changes in operating assets and liabilities:
            Accounts receivable                                                         (75)         (31)
              Prepaid and other current assets                                           22          (19)
            Accounts payable and accrued expenses                                      (146)         (48)
            Deferred income                                                             107          (17)
            Rent security deposits                                                       --          (79)
Net cash used in operating activities                                                  (135)        (156)
                                                                                    -------      -------

Investing activities
Costs related to RAC acquisition, net of cash received                                   --           12
Purchase of equipment                                                                    (7)         (40)
Additions to software development                                                        --           (5)
                                                                                    -------      -------
Net cash used in investing activities                                                    (7)         (33)
                                                                                    -------      -------

Financing activities
Proceeds from lines of credit                                                           225          350
Net decrease in due to former parent                                                     --         (170)
                                                                                    -------      -------
Net cash provided by financing activities                                               225          180
                                                                                    -------      -------

Net increase (decrease) in cash and cash equivalents                                     83           (9)
Cash at beginning of period                                                             120          133
                                                                                    -------      -------
Cash at end of period                                                               $   203      $   124
                                                                                    =======      =======


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Note B - Organization

Acquisition of Research Analysis Corp.

On September 22, 1997, Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") acquired the net assets of Research Analysis Corporation ("RAC") pursuant to a merger (the "Merger") of Research Technology Analysis Corp., a California corporation formed for this purpose and wholly-owned by the Company with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

The following unaudited pro-forma information has been prepared assuming that this acquisition had taken place at the beginning of the 1998 fiscal year after giving effect to pro-forma adjustments for compensation accruals and income taxes:


                                    Three months ended September 30
                                                  1997
                                    -------------------------------
Revenue                                        $756,076
Net (loss) income                              $ (4,851)
Net (loss) income per common share             $  (0.01)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


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

As of July 1, 1998 the Company adopted AICPA SOP 97-2 Software Revenue Recognition, which was effective for transactions that the Company entered into in fiscal 1999. There was no effect on operating results for September 30, 1998 as a result of adopting SOP 97-2.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:


                                                               Percent of Net Sales
                                                                Three months ended
                                                                  September 30,
                                                                1998         1997
                                                               -------      -------
Revenues                                                         100.0%       100.0%
Selling, general and administrative expenses                     102.7         92.6
Depreciation and amortization of equipment and software
    development costs                                              2.7          1.9
Interest expense                                                   1.9           .5
                                                               -------      -------
Income (loss) before income taxes                                 (7.3)         5.0
Provision for income taxes                                          --          1.0
                                                               -------      -------
Net income (loss)                                                 (7.3)%        4.0%
                                                               =======      =======

Results of Operations - Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company reported a loss of $68,000 or $0.11 per share (basic and diluted) for the quarter ended September 30, 1998, as compared to income of $26,000 or $.05 per share (basic and diluted) for the quarter ended September 30, 1997.

The Company generates revenue primarily through licensing agreements. TACTech's license agreements fall into two broad categories: (1) TACTech basic site service ("Basic Site Service") which encompasses an electronic semi-conductor library and database and (2) the TACTRAC service which consists of a Basic Site Service, combined with proprietary software tools for the processing and handling of all configuration customer bill of materials indenturing and a workstation application that allows the customer to view solutions, analyses and reports. The number of subscriber licenses increased by approximately 13% at September 30, 1998 as compared to September 30, 1997:

                      Three months ended
                         September 30,

                          1998         1997
                       -------      -------

Basic Site Service          87           93
TACTRAC                     18           --
                       -------      -------
                           105           93
                       =======      =======

Revenues for the three months ended September 30, 1998 increased by $276,000, or 43% over the three months ended September 30, 1997. The increase is primarily attributable to (1) the conversion of customers from the existing TACTech product to the new TACTRAC product version which incorporated technology acquired in the September 1, 1997 acquisition of Research Analysis Corporation ("RAC") and (2) the increase in the subscription prices and up-front fees associated with the TACTRAC product. The increase in revenue was partly offset by decreases of TACTech product revenue and, to a lesser extent, the phasing out of consulting fees attributable to the former RAC operation.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 (continued)

Selling, general and administrative expenses, as a percentage of sales, increased to 103% for the three months ended September 30, 1998 compared to 93% for the comparable 1997 period. The total dollar increase of approximately $350,000 is attributable to the following: 1) salaries and related costs associated with the RAC acquisition and personnel increases in the area of programming, both amounting to approximately $175,000; 2) consulting costs amounting to approximately $62,000 associated with continued development of the TACTRAC software, 3) selling and advertising costs of approximately $70,000 incurred to promote TACTRAC product sales; and 4) approximately $40,000 in other expenses related to the expanded new facility location.

A comparative summary of personnel staffing is illustrated in the following table:


                                                     Number of Employees
                                                Three Months Ended September 30,
                                                     1998         1997
                                                    -------      -------

Sales, marketing, training and customer service           9            5
Software development, data base maintenance and
    computer maintenance                                 16           18
Data processing                                           3            3
General and administrative                                9            8
                                                    -------      -------
                                                         37           34
                                                    =======      =======

Depreciation and amortization increased approximately $13,000 for the three months ended September 30, 1998 as compared to the 1997 period due to the acquisition of assets in the RAC merger plus the purchase of approximately $120,000 of computers and related equipment in the fiscal year ended June 30, 1998.

Interest expense increased approximately $15,000 for the three months ended September 30, 1998 as a result of increased bank borrowings used to fund operations and purchase computers and related equipment.

There is no provision for income taxes for the three months ended September 30, 1998 because of current and carryforward net operating losses (approximately $230,000 which expire in 2013) for which the related deferred tax asset has been fully reserved. The difference between the effective tax rate and the federal tax rate of 34% at September 30, 1997 is due to the effect of the graduated federal tax rate schedule and state taxes.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

Liquidity and Capital Resources

For the three months ended September 30, 1997, cash from a line of credit was used for the acquisition of computers and computer related equipment, to liquidate all obligations to its former parent company, Zing Technologies, Inc., and to pay costs related to the acquisition of RAC. For the three months ended September 30, 1998, cash from the line of credit was used to fund operations.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet is current and anticipated cash operating requirements, including scheduled interest payments, capital expenditures and working capital needs for the foreseeable future.

Year 2000 Impact - Overview

Nearly every aspect of a modern organization is supported by information technology. As a result, the unavailability of computer services or errors in data processing would have a considerable impact on most businesses.

Many computer systems and electronic devices process dates using two digits, representing only the last two numerals of a year instead of four digits. Dates processed by these systems are assumed to occur in the 20th century. By January 1, 2000, and sometimes even sooner, unless these systems' deficiencies in this area are addressed and resolved, these systems could miscalculate dates or fail completely, which could result in disruption of business operations controlled by such systems and devices.

The following discussion of the effect of the Year 2000 on the Company's systems is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software and hardware. There can be no guarantee that these assumptions will prove accurate, and accordingly the actual results may materially differ from those anticipated.

Evaluation Efforts

TACTech is proceeding in its assessment of all of its systems that could be affected by the Year 2000 problem. This includes software developed specifically for license or sale, software developed for in-house use, third-party software and hardware used by TACTech, and telecommunications systems. In addition, TACTech is gathering Year 2000 compliance information from its significant vendors and suppliers and plans to gather Year 2000 compliance information from its customers as well.

Readiness and Compliance Plan

TACTech's Year 2000 compliance efforts fall into four major areas: Information Technology (including production software, internal software and hardware), Telecommunications Systems, Compliance by Vendors, and Compliance by Customers.

Information Technology

Production Software - TACTRAC and TACTech Basic Site Services

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

TACTech markets information services based on two different sets of software, "TACTRAC" and "TACTech Basic Site Services."

TACTRAC

TACTech has evaluated its TACTRAC software for Year 2000 readiness and concludes that the TACTRAC software itself is fully Year 2000 compliant.

However, information updates to the TACTRAC software are part of the services that the TACTRAC customer pays for. These updates are dependent upon software that runs at TACTech's headquarters in Yorba Linda, California. This software has been evaluated and has been determined to be only partially Year 2000 compliant. TACTech has determined that an operating system software upgrade and compiler software upgrade are necessary to bring this software to Year 2000 compliance. These upgrades are proceeding as part of routine system maintenance an are scheduled to be completed by December 31, 1998.

TACTech Basic Site Services

TACTech has evaluated its Basic Site Services software for Year 2000 readiness and concludes that this software is only partially Year 2000 complaint. TACTech has determined that an operating system software upgrade and compiler upgrade are necessary to bring this software to Year 2000 compliance. These upgrades are proceeding as part of routine system maintenance and are scheduled to be completed by December 31, 1998.

Internal IT Systems

TACTech has evaluated all of its internal IT Systems software and has determined that its systems fall into the following categories:

      a) Approximately 20% of its systems are not Year 2000 compliant, and either have been discarded as unnecessary for continued operation or are scheduled to be completely replaced by fully Year 2000 compliant systems before June 1999.

      b) Approximately 40% of its systems are not Year 2000 compliant, and are necessary for continued business operations into the next century. In each of these cases either an operating system upgrade or software upgrade is required. Some of these systems have already been upgraded. Some upgrades are schedule to be completed by December 31, 1998. All systems are scheduled to be upgraded by June 1999.

      c) Approximately 40% of its systems are already fully Year 2000 compliant.

TACTech has evaluated all of its internal IT Systems hardware and has determined that it falls into the following categories:

      a)    Approximately 25% of its hardware is fully Year 2000 compliant.

      b) Approximately 60% of its hardware is not fully Year 2000 compliant and

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

            will  require a minor software or BIOS fix.

      c) Approximately 15% of its hardware is not fully Year 2000 compliant, and will require an upgrade to the BIOS chip. This hardware is of older vintage, not critical to continued business operation, and will either be replaced by fully Year 2000 compliant hardware before December 31, 1999, or upgraded with Year 2000 compliant BIOS before December 31, 1999.

Telecommunications Systems

TACTech has evaluated its telecommunications systems and has concluded that both its PBX telephone system and its voice mail system are not Year 2000 compliant. These two systems are scheduled to be replaced with fully Year 2000 compliant systems before March 31, 1999.

Vendor Compliance

TACTech is beginning the process of requesting Year 2000 compliance certificates from its vendors, and has received such certifications from approximately 5% of its vendors. TACTech anticipates that it will have such certifications from all of its vendors by June 1999.

Customer Compliance

TACTech intends to begin requesting similar compliance certifications from its major customers. This process will begin before December 31, 1998, and is anticipated to be completed by June 1999. TACTech cannot guarantee that is customers will either be Year 2000 compliance, or will comply with TACTech's request for certification.

Cost of Year 2000 Compliance

TACTech estimates that the total cost of achieving Year 2000 compliance will be approximately $20,000. The bulk of these costs are for new versions and upgrades to software and operating systems, and telephone equipment. Routine personnel and labor costs which are not specifically incurred for achieving Year 2000 compliance are included in salaries and are not included in this total. In addition, other software and operating system upgrades are already paid for by ongoing maintenance contracts and are not included in the above total. To date, TACTech has spent approximately $1000 for its Year 2000 compliance efforts beyond the amounts expended for annual system and software maintenance, which includes but is not limited to, services to achieve Year 2000 compliance.

Contingency Plan

Since TACTech believes that its production software, information technology systems, hardware and telecommunications systems will be Year 2000 compliant by December 31, 1999, it has not developed and does not plan to develop a contingency plan for noncompliant software, information technology systems, hardware and telecommunications systems.

Management believes that TACTech's ability to assemble and acquire the updated component data used in its Basic Site Service and by its TACTRAC service is facilitated by, but is not dependent upon,electronic data processing and telecommunications systems. If such systems were to fail as a result

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

of the advent of January 1, 2000 without its data suppliers having achieved Year 2000 compliance, TACTech could, and will if necessary, continue to obtain such data through available printed documentation as it has done in the past and continued to do presently.

TACTech provides its component compatibility and other information through routine telephone and Internet connections. If TACTech's current Internet Service Provider is unable to provide a certificate of compliance prior to January 1, 2000, TACTech will select another provider from among the hundreds of other such providers, many of whom are expected to have achieved Year 2000 compliance before such date. If Internet access is unavailable from any source, at either the Customer's site or at TACTech, direct telephone data transmission will continue to be available.

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

Competition

TACTech's Basic Site Service license agreements are cancelable on thirty (30) days notice. Approximately 50% of TACTech's information for its data bases comes from numerous companies in the private sector. Accordingly, there can be no assurance that existing arrangements with private suppliers of data will continue in effect or, if they are canceled, that TACTech will be able to enter into arrangements with other suppliers on terms as beneficial to TACTech as those presently in effect. Moreover, there can be no assurance that other companies, including existing customers of TACTech, will not avail themselves of sources of data to develop their own software and data base services either in competition with TACTech or to enable them to have their own sources for such services or obtain such services from others. TACTech's software services and data bases are protected by trade secret provisions of license agreements and by copyright laws, but because such provisions and laws are frequently difficult or costly to enforce, there can be no assurance that such protection will prove effective.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

      No exhibit is included herein.

      The Company did not file any report on Form 8-K during the three months ended September 30, 1998.

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


                 Transition Analysis Component Technology, Inc.
                 ----------------------------------------------
                                (Registrant)


Date: November 10, 1998             /s/ Robert E. Schrader
                                    -------------------------------------
                                    Robert E. Schrader
                                    President and Chief Executive Officer


Date: November 10, 1998             /s/ Martin S. Fawer
                                    -------------------------------------
                                    Martin S. Fawer
                                    Treasurer and Chief Financial Officer