Form 10QSB
period 1998-12-31
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1999-02-04
CIK 1030615

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1998

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

                                 (714) 974-7676
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No___

The number of shares of common stock, $.01 par value, outstanding as of January 30, 1999 was 598,734.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets  December 31, 1998 and
         June 30, 1998.......................................................  3

         Condensed consolidated statements of operations
         three months ended December 31, 1998 and 1997.......................  4

         Condensed consolidated statements of operations
         six months ended December 31, 1998 and 1997.........................  5

         Condensed consolidated statements of cash flows
         six months ended December 31, 1998 and 1997.........................  6

         Notes to condensed consolidated financial statements
         December 31, 1998...................................................  7


Item 2.  Managements Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  9


PART II. OTHER INFORMATION


Item 5.  Other Information................................................... 16

Item 6.  Exhibits and Reports on Form 8-K.................................... 17

         Signatures.......................................................... 18

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    December 31   June 30
                                                                                       1998        1998
                                                                                   -----------------------
                                                                                         (000's omitted
                                                                                       except share data)
                                                                                   -----------------------
                                                                                   (unaudited)      (Note)
Assets
Current assets
         Cash .................................................................      $  365        $  120
         Accounts receivable, less allowances of $30 and $20, respectively ....         845           754
         Prepaid expenses and other current assets ............................          26            64
                                                                                   -----------------------
Total current assets ..........................................................       1,236           938

Furniture and equipment .......................................................         696           669
Less accumulated depreciation and amortization ................................         449           407
                                                                                   -----------------------
                                                                                        247           262
Other assets
         Security deposits ....................................................          82            82
         Software development costs - net .....................................          54            60
         Excess of cost over fair value of net assets acquired, net ...........          49            52
                                                                                   -----------------------
Total assets ..................................................................      $1,668        $1,394
                                                                                   =======================

Liabilities and stockholders equity
Current liabilities
         Accounts payable and accrued expenses ................................      $  242        $  411
         Accrued compensation expense .........................................         367           332
         Deferred income ......................................................         462           301
                                                                                   -----------------------
Total current liabilities .....................................................       1,071         1,044

Long-term obligation, line of credit ..........................................         845           620

Stockholders equity (deficiency)
 Common stock, par value $.01 per share; authorized 5,000,000 shares; issued 598,734 shares as of December 31, 1998 and
 June 30, 1998 ................................................................           6             6
 Additional paid-in capital ...................................................         553           553
 Accumulated deficit ..........................................................        (807)         (829)
                                                                                   -----------------------
Total stockholders equity (deficiency) ........................................        (248)         (270)
                                                                                   -----------------------
Total liabilities and stockholders equity (deficiency) ........................      $1,668        $1,394
                                                                                   =======================

Note: The condensed consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Three months ended
                                                                                   December 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             -----------------------
                                                                                  (000s omitted,
                                                                              except per share data)
Revenues .............................................................       $  1,203       $    921
 Selling, general and administrative expenses ........................          1,070          1,112
 Depreciation of equipment ...........................................             21             13
 Amortization of software development costs and acquisition costs ....              5              3
 Interest expense ....................................................             17             11
                                                                             -----------------------
 Income (loss) before income taxes ...................................             90           (218)
 Provision for income taxes ..........................................             --             --
                                                                             -----------------------
Net income (loss) ....................................................       $     90       $   (218)
                                                                             =======================
Net income (loss) per common share - basic ...........................       $    .15       $  (0.36)
                                                                             =======================
Net income (loss) per common share - diluted .........................       $    .15       $  (0.36)
                                                                             =======================
Average number of outstanding shares - basic .........................        598,734        598,734
                                                                             =======================
Average number of outstanding shares - diluted .......................        619,141        598,734
                                                                             =======================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 Six months ended
                                                                                   December 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             -----------------------
                                                                                  (000s omitted,
                                                                                except share data)
Revenues .............................................................       $  2,127       $  1,569
 Selling, general and administrative expenses ........................          2,019          1,712
 Depreciation of equipment ...........................................             41             24
 Amortization of software development costs and acquisition costs ....             10              4
 Interest expense ....................................................             35             14
                                                                             -----------------------
 Income (loss) before income taxes ...................................             22           (185)
 Provision for income taxes
                                                                             -----------------------
Net income (loss) ....................................................       $     22       $   (185)
                                                                             =======================
Net income (loss) per common share - basic ...........................       $    .04       $  (0.32)
                                                                             =======================
Net income (loss) per common share - diluted .........................       $    .04       $  (0.32)
                                                                             =======================
Average number of outstanding shares - basic .........................        598,734        583,603
                                                                             =======================
Average number of outstanding shares - diluted .......................        617,373        583,603
                                                                             =======================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six months ended
                                                                                   December 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             -----------------------
                                                                                  (000s omitted)
Operating activities
Net income (loss) ....................................................       $     22       $   (185)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization .......................................             51             28
 Changes in operating assets and liabilities:
         Accounts receivable .........................................            (91)          (197)
         Prepaid expenses and other current assets ...................             38             (8)
         Accounts payable and accrued expenses .......................           (134)            92
         Deferred income .............................................            161             30
         Rent security deposits ......................................                           (80)
                                                                             -----------------------
Net cash provided by (used in) operating activities ..................             47           (320)
                                                                             -----------------------

Investing activities
Costs related to RAC acquisition, net of cash received ...............             --             12
Purchase of equipment ................................................            (27)           (78)
Additions to software development ....................................             --            (10)
                                                                             -----------------------
Net cash used in investing activities ................................            (27)           (76)
                                                                             -----------------------

Financing activities
Proceeds from lines of credit ........................................            225            520
Net decrease in due to former parent .................................             --           (170)
                                                                             -----------------------
Net cash provided by financing activities ............................            225            350
                                                                             -----------------------

Net increase (decrease) in cash ......................................            245            (46)
Cash at beginning of period ..........................................            120            133
                                                                             -----------------------
Cash at end of period ................................................       $    365       $     87
                                                                             =======================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1998


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Note B  -- Organization

Acquisition of Research Analysis Corp.

On September 22, 1997, Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") acquired the net assets of Research Analysis Corp. ("RAC") pursuant to a merger (the "Merger") of RAC, a California corporation formed for this purpose and wholly-owned by the Company, with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

The following unaudited pro-forma information has been prepared assuming that this acquisition had taken place at the beginning of the 1998 fiscal year after giving effect to pro-forma adjustments for compensation accruals and income taxes.

                                                     Three months ended
                                                      December 31, 1997
                                                     ------------------

            Revenue                                     $   783,722
            Net (loss) income                           $   108,625
            Net (loss) income per common share          $      0.18



                                                      Six months ended
                                                      December 31, 1997
                                                     ------------------

            Revenue                                     $ 1,652,644
            Net (loss) income                           $  (218,181)
            Net (loss) income per common share          $     (0.36)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

Note C -- Summary of Significant Accounting Policies

As of July 1, 1998, the Company adopted AICPA SOP 97-2 Software Revenue Recognition, which was effective for transactions that the Company entered into in fiscal 1999. There was no effect on operating results for the six-month period ending December 31, 1998 as a result of adopting SOP 97-2.

Note D -- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations and other related disclosures:

                                                       Three Months Ended               Six Months Ended
                                                          December 31,                     December 31,
                                                       1998           1997            1998            1997
                                                     -----------------------        -----------------------
                                                                (000s omitted, except share data)
Numerator
Numerator for basic and diluted earnings per
     share - income (loss) available to common
     stockholders                                    $     90       $   (218)       $     22       $   (185)
                                                     =======================        =======================

Denominator
Denominator for basic earnings per share -
     weighted average shares                          598,734        598,734         598,734        583,603

Effect of dilutive securities:
Options                                                20,407             --          18,639             --
                                                     -----------------------        -----------------------
Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed conversions                              619,141        598,734         617,373        583,603
                                                     =======================        =======================

Basic earnings (loss) per share                      $    .15       $   (.36)       $    .04       $   (.32)
                                                     =======================        =======================

Diluted earnings (loss) per share                    $    .15       $   (.36)       $    .04       $   (.32)
                                                     =======================        =======================

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:

                                                                       Percent of Net Sales
                                                        Three Months Ended                 Six Months Ended
                                                           December 31,                      December 31,
                                                        1998          1997                1998          1997
                                                     -----------------------           -----------------------
Revenues                                                100.0%         100.0%             100.0%         100.0%
Selling, general and administrative expenses             88.9          120.7               94.9          109.1
Depreciation and amortization of equipment and            2.2            1.7                2.4            1.8
software development costs
Interest expense                                          1.4            1.2                1.6             .9
                                                     -----------------------           -----------------------
Income (loss) before income taxes                         7.5          (23.6)               1.1          (11.8)
Provision for income taxes                                 --             --                 --             --
                                                     -----------------------           -----------------------
Net (loss) income                                         7.5%         (23.6)%              1.1%         (11.8)%
                                                     =======================           =======================


Results of Operations - Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

The Company reported net income of $90,000 or $.15 per share (basic and diluted) for the quarter ended December 31, 1998, as compared to a loss of $(218,000) or $(.36) (basic and diluted) per share for the quarter ended December 31, 1997.

The Company generates revenue primarily through licensing agreements. TACTech's license agreements fall into two broad categories: (1) TACTech basic site service ("Basic Site Service") which encompasses an electronic semi-conductor library and database and (2) the TACTRAC service which consists of a Basic Site Service, combined with propriety software tools for the processing and handling of all configuration customer bill of materials indenturing and a workstation application that allows the customer to view solutions, analyses and reports. The number of subscriber licenses increased by approximately 8% at December 31, 1998 as compared to December 31, 1997.

Revenues for the three months ended December 31, 1998 were $1,203,000 as compared to revenues for the three months ended December 31, 1997 of $921,000, an increase of 31%. The net increase of $282,000 is primarily attributable to the conversion of the existing TACTech product to the new TACTRAC product version which technology was obtained in the acquisition of RAC on September 1, 1997 and the increase in the subscription prices and up-front fees associated with the TACTRAC product, both generating an increase of $456,000. This increase was offset by decreases of the TACTech product revenue of $55,000 and the elimination of consulting revenues attributable to the former RAC operation amounting to $119,000.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997 (continued)

Selling, general and administrative expenses decreased approximately $42,000 and was attributable to the following offsetting factors:

     Legal fees declined by approximately $142,000 in the current period compared to 1997 as a result of the settlement in June 1998 of a lawsuit brought by the Company.

     The Company also incurred relocation costs in the fiscal quarter ended December 31, 1997 of approximately $40,000 in connection with a move to new facilities.

     The above decreases were offset by current quarter selling, travel and installation expense increases approximating $125,000 related to the increase of sales of the TACTRAC product.

Depreciation and amortization increased approximately $10,000 for the three months ended December 31, 1998 as compared to the 1997 period due to the acquisition of assets in the RAC merger plus the purchase of approximately $120,000 of computers and related equipment in the fiscal year ended June 30, 1998.

Interest expense increased approximately $6,000 for the three months ended December 31, 1998 as a result of increased bank borrowings used to fund operations and purchase computers and related equipment.

There is no provision for income taxes for the three months ended December 31, 1998 because of carryforward net operating losses (approximately $230,000 which expire in 2013) for which the related deferred tax asset has been fully reserved. There was no provision for income taxes for the three months ended December 31, 1997 because of the reported loss.

Results of Operations - Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997

The Company reported net income of $22,000 or $.04 per share (basic and diluted) for the six months ended December 31, 1998 as compared to a net loss of $185,000 or $.32 per share (basic and diluted) for the six months ended December 31, 1997.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997 (continued)

Revenues for the six months ended December 31, 1998 were $2,127,000 as compared to revenues for the six months ended December 31, 1997 of $1,569,000, an increase of 36%. The net increase of $558,000 is primarily attributable to the conversion of the existing TACTech product to the new TACTRAC product and the increase in the subscription prices and up-front fees associated with the TACTRAC product totalling $786,000. This increase was offset by decreases of the TACTech product line of $69,000 and the elimination of consulting revenue attributable to the former RAC operation amounting to $158,000.

Selling, general and administrative expenses increased by approximately $307,000 for the six months ended December 31, 1998 as compared to the 1997 period. The increase was attributable to the following factors: (1) Salaries and related costs associated with the RAC acquisition, consulting costs with the continued development of the TACTRAC software amounting to $220,000 and $45,000, respectively; and (2) Selling and related expenses incurred to promote and increase sales of the TACTRAC product which amounted to approximately $200,000. These increases were offset by a reduction of legal and professional expenses of approximately $185,000.

Depreciation and amortization increased $23,000 for the six month period ended December 31, 1998 as compared to the comparable 1997 period. This increase relates to the acquisition of assets in the RAC merger plus the purchase of approximately $150,000 of computers and related equipment in the fiscal year ended June 30, 1998 and in the six month period ended December 31, 1998.

Interest expense increased $21,000 for the six month period ended December 31, 1998 as compared to the comparable 1997 period. This resulted from an increase in bank borrowings used to fund operations and purchases of computers and related equipment.

There is no provision for income taxes for the six month period ended December 31, 1998 because of carryforward operating losses (approximately $230,000 which expire in 2013) for which the related deferred tax asset has been fully reserved. There was no provision for income taxes for the six months ended December 31, 1997 because of the reported loss.

Liquidity and Capital Resources

For the six months ended December 31, 1998, cash from operations and a line of credit was used to acquire computers and related equipment and provide working capital. For the six months ended December 31, 1997, the Company financed its operations, acquired computers and computer related equipment and reduced its obligations to its former parent company, Zing Technologies, Inc. with the proceeds from its line of credit.

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

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997 (continued)

Year 2000 Impact - Overview

Nearly every aspect of a modern organization is supported by information technology. As a result, the unavailability of computer services or errors in data processing would have a considerable impact on most businesses.

Many computer systems and electronic devices process dates using two digits, representing only the last two numerals of a year, instead of four digits. Dates processed by these systems are assumed to occur in the 20th century. By January 1, 2000, and sometimes even sooner, unless these systems deficiencies in this area are addressed and resolved these systems could miscalculate dates or fail completely, which could result in disruption of business operations controlled by such systems and devices.

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

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997 (continued)

However, information updates to the TACTRAC software are part of the services that the TACTRAC customer pays for. These updates are dependent upon software that runs at TACTech's headquarters in Yorba Linda, California. This software has been evaluated and has been determined to be only partially Year 2000 compliant. TACTech has determined that an operating system software upgrade and compiler software upgrade are necessary to bring this software to Year 2000 compliance. These upgrades are proceeding and are currently scheduled to be completed by May 31, 1999.

TACTech Basic Site Services

TACTech has evaluated its Basic Site Services software for Year 2000 readiness and concludes that this software is only partially Year 2000 compliant. TACTech has determined that an operating system software upgrade and compiler upgrade are necessary to bring this software to Year 2000 compliance. This is the same upgrade mentioned above and is scheduled to be completed by May 31, 1999.

Internal IT Systems

TACTech has evaluated all of its internal IT Systems software and has determined that its systems fall into the following categories:

a. Approximately 5% of its systems are not Year 2000 compliant, and either have been discarded as unnecessary for continued operation or are scheduled to be completely replaced by fully Year 2000 compliant systems before June 1999. TACTech's client support and tracking software was completely replaced by a Year 2000 compliant system in mid-December 1998.

b. Approximately 40% of its systems are not Year 2000 compliant, and are necessary for continued business operations into the next century. In each of these cases either an operating system upgrade or software upgrade is required. Some of these systems have already been upgraded. All are scheduled to be completed by June 30, 1999.

c.   Approximately 55% of its systems are already fully Year 2000 compliant.

TACTech has evaluated all of its internal IT Systems hardware and has determined that it falls into the following categories:

a.   Approximately 75% of its hardware is fully Year 2000 compliant.

b. Approximately 22% of its hardware is not fully Year 2000 compliant and will require the internal system clock to be manually set to January 1, 2000 on that date.

c. Approximately 3% of its hardware is not fully Year 2000 compliant, and will require an upgrade to the BIOS chip. This hardware is older and not critical to continued business operation, and will either be replaced by fully Year 2000 compliant hardware before December 31, 1999, or upgraded with Year 2000 compliant BIOS before December 31, 1999.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997 (continued)


Telecommunications Systems

In early January 1999, TACTech replaced its PBX telephone system and its voice mail system with new models that are fully Year 2000 compliant.

Vendor Compliance

TACTech is beginning the process of requesting Year 2000 compliance certificates from its vendors, and has received responses from approximately 36% of its vendors. TACTech anticipates that it will have such certifications from all of its vendors by June 1999.

Customer Compliance

TACTech began requesting similar compliance certifications from its major customers in late December 1998. This process is anticipated to be completed by June 1999. TACTech cannot guarantee that its customers will either be Year 2000 compliant, or will comply with TACTech's request for certification.

Cost of Year 2000 Compliance

TACTech estimates that the total cost of achieving Year 2000 compliance will be approximately $20,000. The bulk of these costs are for new versions and upgrades to software and operating systems, and telephone equipment. Personnel and labor costs are included in salaries and are not included in this total. In addition, other software and operating system upgrades are already paid for by ongoing maintenance contracts and are not included in the above total. To date, TACTech has spent approximately $12,400 for its Year 2000 compliance efforts.

Contingency Plan

Since TACTech believes that its production software, information technology systems, hardware and telecommunications systems will be Year 2000 compliant by December 31, 1999, it has not developed and does not plan to develop a contingency plan for noncompliant software, information technology systems, hardware and telecommunications systems.

Management believes that TACTech's ability to assemble and acquire the update component data used in its Basic Site Service and by its TACTRAC service is facilitated by, but is not dependent upon, electronic data processing and telecommunications systems. If such systems were to fail as a result of the advent of January 1, 2000 without its data suppliers having achieved Year 2000 compliance, TACTech could, and will if necessary, continue to obtain such data through available printed documentation as it has done in the past and continues to do presently.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997 (continued)

TACTech provides its component compatibility and other information through routine telephone and Internet connections. If TACTech's current Internet Service Provider is unable to provide a certificate of compliance prior to January 1, 2000, TACTech will select another provider from among the hundreds of other such providers, many of whom are expected to have achieved Year 2000 compliance before such date. If Internet access is unavailable from any source, at either the Customers' site or at TACTech, direct telephone data transmission will continue to be available. If, however, in the worst case scenario, essential utilities such as electricity and telecommunications cease to function, TACTech would have to suspend operations until utilities were restored. TACTech cannot develop a contingency plan to overcome such a scenario.

PART II.  OTHER INFORMATION

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


ITEM 5.  OTHER INFORMATION

When used in this Form 10-QSB, and in future filings by TACTech with the Securities and Exchange Commission, in TACTech's press releases and in any oral statements made with the approval of an authorized TACTech executive officer, the words or phrases will likely result, are expected to, will continue, is anticipated, estimate, project, or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical earnings or those presently anticipated or projected. TACTech wishes to caution readers not to place undo reliance on such forward-looking statements, which speak only as of the date made. TACTech wishes to advise readers that factors listed below could affect TACTech's financial performance and could cause TACTech's actual results for future periods to differ materially from any opinion or statements expressed with respect to future periods in any current statements.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

No exhibit is included herein.

The Company did not file any report on Form 8-K during the three months ended December 31, 1998.

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


                                  Transition Analysis Component Technology, Inc.
                                                   (Registrant)

Date:   February 4, 1999                   Robert E. Schrader
                                  ----------------------------------------------
                                                Robert E. Schrader
                                       President and Chief Executive Officer




Date:   February 4, 1999                    Martin S. Fawer
                                  ----------------------------------------------
                                                  Martin S. Fawer
                                       Treasurer and Chief Financial Officer