Form 10QSB
period 1999-03-31
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1999-05-12
CIK 1030615

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 1999

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X    No___

The number of shares of common stock, $.01 par value, outstanding as of April 30, 1999 was 598,734.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - March 31, 1999 and
        June 30, 1998..........................................................3

        Condensed consolidated statements of operations - three months ended March 31, 1999 and 1998..........................................4

        Condensed consolidated statements of operations - nine months ended March 31, 1999 and 1998..........................................5

        Condensed consolidated statements of cash flows - nine months ended
        March 31, 1999 and 1998................................................6

        Notes to condensed consolidated financial statements - March 31, 1999..7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................9


PART II. OTHER INFORMATION

Item 5. Other Information.....................................................15

Item 6. Exhibits and Reports on Form 8-K......................................16

        Signatures............................................................17

PART 1. FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 March 31,           June 30,
                                                                                                   1999                1998
                                                                                       ---------------------------------------
                                                                                                   (000's omitted
                                                                                                 except share data)
                                                                                       ---------------------------------------
                                                                                               (unaudited)              (Note)
    Assets
    Current assets
      Cash                                                                                          $  517              $  120
      Accounts receivable, less allowances of $35 and $20, respectively                                598                 754
      Prepaid expenses and other current assets                                                         34                  64
                                                                                       ---------------------------------------
    Total current assets                                                                             1,149                 938

    Furniture and equipment                                                                            759                 669
    Less accumulated depreciation and amortization                                                     473                 407
                                                                                       ---------------------------------------
                                                                                                       286                 262
    Other assets
      Security deposits                                                                                 82                  82
      Software development costs - net                                                                  50                  60
      Excess of cost over fair value of net assets acquired, net                                        47                  52
                                                                                       ---------------------------------------
    Total assets                                                                                    $1,614              $1,394
                                                                                       =======================================

    Liabilities and stockholders' equity
    Current liabilities
      Accounts payable and accrued expenses                                                         $  261              $  411
      Accrued compensation expense                                                                     385                 332
      Deferred income                                                                                  527                 301
                                                                                       ---------------------------------------
    Total current liabilities                                                                        1,173               1,044

    Long-term obligation, line of credit                                                               645                 620

    Stockholders' equity (deficiency)
       Common stock, par value $.01 per share; authorized 5,000,000 shares;
           issued 598,734 shares as of March 31, 1999 and
           June 30, 1998                                                                                 6                   6
       Additional paid-in capital                                                                      553                 553
       Accumulated deficit                                                                            (763)               (829)
                                                                                       ---------------------------------------
Total stockholders' equity (deficiency)                                                               (204)               (270)
                                                                                       ---------------------------------------
Total liabilities and stockholders' equity (deficiency)                                             $1,614              $1,394
                                                                                       =======================================

Note: The condensed consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                           Three months ended
                                                                                                 March 31
                                                                               -------------------------------------
                                                                                          1999              1998
                                                                               -------------------------------------
                                                                              (000's omitted, except per share data)
    Revenues                                                                           $   1,117        $       933

    Selling, general and administrative expenses                                           1,031              1,073
    Depreciation of equipment                                                                 24                 13
    Amortization of software development costs and acquisition
      costs                                                                                    5                  3
    Interest expense                                                                          13                 15
                                                                               ------------------------------------
    Income (loss) before income taxes                                                         44               (171)
    Provision for income taxes                                                                 -                  -
                                                                               ------------------------------------
    Net income (loss)                                                                  $      44        $      (171)
                                                                               ====================================

    Net income (loss) per common share - basic                                         $     .07        $      (.29)
                                                                               ====================================

    Net income (loss) per common share - diluted                                       $     .07        $      (.29)

    Average number of outstanding shares - basic                                         598,734            598,734
                                                                               ====================================

    Average number of outstanding shares - diluted                                       628,410            598,734
                                                                               ====================================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                            Nine months ended
                                                                                                 March 31
                                                                                --------------------------------------
                                                                                           1999              1998
                                                                                ------------------ -------------------
                                                                                    (000's omitted, except share data)
    Revenues                                                                             $   3,245         $    2,502

    Selling, general and administrative expenses                                             3,058              2,785
    Depreciation of equipment                                                                   66                 37
    Amortization of software development costs and acquisition
      costs                                                                                     14                  7
    Interest expense                                                                            41                 29
                                                                                ------------------ ------------------
    Income (loss) before income taxes                                                           66               (356)
    Provision for income taxes                                                                   -                  -
                                                                                ------------------ ------------------
    Net income (loss)                                                                    $      66         $     (356)
                                                                                ================== ==================

    Net income (loss) per common share - basic                                           $     .11         $     (.60)
                                                                                ================== ==================

    Net income (loss) per common share - diluted                                         $     .11         $     (.60)
                                                                                ================== ==================

    Average number of outstanding shares - basic                                           598,734            588,573
                                                                                ================== ==================

    Average number of outstanding shares - diluted                                         619,797            588,573
                                                                                ================== ==================


See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                      Nine months ended
                                                                                                            March 31,
                                                                                         -------------------------------------
                                                                                                       1999             1998
                                                                                         -------------------------------------
                                                                                                          (000's omitted)
Operating activities
Net income (loss)                                                                                     $   66            $ (356)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                                                          81                41
   Changes in operating assets and liabilities:
      Accounts receivable                                                                                156              (215)
      Prepaid expenses and other current assets                                                           30               (45)
      Accounts payable and accrued expenses                                                              (97)              255
      Deferred income                                                                                    226               197
      Rent security deposits                                                                               -               (83)
                                                                                         -------------------------------------
Net cash provided by (used in) operating activities                                                      462              (206)
                                                                                         -------------------------------------

Investing activities
Costs related to RAC acquisition, net of cash received                                                     -                12
Purchase of equipment                                                                                    (90)             (111)
Additions to software development                                                                          -                (6)
                                                                                         -------------------------------------
Net cash used in investing activities                                                                    (90)             (105)
                                                                                         -------------------------------------

Financing activities
Proceeds from lines of credit                                                                            225               520
Reduction of borrowings                                                                                 (200)                -
Net decrease in due to former parent                                                                       -              (170)
                                                                                         -------------------------------------
Net cash provided by financing activities                                                                 25               350
                                                                                         -------------------------------------

Net increase in cash                                                                                     397                39
Cash at beginning of period                                                                              120               133
                                                                                         -------------------------------------
Cash at end of period                                                                                 $  517            $  172
                                                                                         =====================================

See notes to condensed consolidated financial statements.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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


                                                              Nine months ended
                                                               March 31, 1998
                                                              -----------------
Revenue                                                          $2,585,948
Net (loss)                                                         (395,888)
Net (loss) per common share
       basic and diluted                                               (.66)

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Note C - Summary of Significant Accounting Policies

As of July 1, 1998, the Company adopted AICPA SOP 97-2 Software Revenue Recognition, which was effective for transactions that the Company entered into in fiscal 1999. There was no effect on operating results for the nine-month period ending March 31, 1999 as a result of adopting SOP 97-2.

Note D - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and other related disclosures:


                                                                 Three Months Ended                        Nine Months Ended
                                                                      March 31                                  March 31
                                                                1999             1998                      1999              1998
                                                        --------------- -----------------        ------------------- ---------------
                                                                             (000's omitted, except share data)
    Numerator
    Numerator for basic and diluted earnings per
      share - income (loss) available to
      common stockholders                                    $       44         $    (171)                $       66       $   (356)
                                                        ===============  ================        ===================  ==============

    Denominator
    Denominator for basic earnings per share -
      weighted average shares                                   598,734           598,734                    598,734        588,573

    Effect of dilutive securities:
    Options                                                      24,765                 -                     21,063              -
                                                        ---------------  ----------------        -------------------  --------------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                       623,499           598,734                    619,797        588,573
                                                        ===============  ================        ===================  ==============

    Basic earnings (loss) per share                          $      .07         $    (.29)                $      .11       $   (.60)
                                                        ===============  ================        ===================  ==============

    Diluted earnings (loss) per share                        $      .07         $    (.29)                $      .11       $   (.60)
                                                        ===============  ================        ===================  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:


                                                                             Percent of Net Sales
                                                                 Three Months Ended               Nine Months Ended
                                                                     March 31,                        March 31,
                                                                 1999          1998                 1999            1998
                                                           -------------------------      -------------------------------
    Revenues                                                     100.0%        100.0%               100.0%          100.0%
    Selling, general and administrative expenses                  92.3         115.0                 94.2           111.3
    Depreciation and amortization of equipment
      and software development costs                               2.6           1.7                  2.5             1.8
    Interest expense                                               1.2           1.6                  1.3             1.1
                                                           -------------------------      -------------------------------
    Income (loss) before income taxes                              3.9         (18.3)                 2.0           (14.2)
    Provision for income taxes                                       -             -                    -               -
                                                           -------------------------      -------------------------------
    Net income (loss)                                              3.9%        (18.3)%                2.0           (14.2)%
                                                           =========================      ===============================

Results of Operations - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The Company reported net income of $44,000 or $.07 per share (basic and diluted) for the quarter ended March 31, 1999, as opposed to a loss of $(171,000) or $(.29) (basic and diluted) per share for the quarter ended March 31, 1998.

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

Revenues for the three months ended March 31, 1999 were $1,117,000 as compared to revenues for the three months ended March 31, 1998 of $933,000, an increase of 20%. The net increase of $184,000 is primarily attributable to the conversion of the existing TACTech product to the new TACTRAC product version, which technology was obtained in the acquisition of Research Analysis Corporation ("RAC") on September 1, 1997 and the increase in the subscription prices and up-front fees associated with the TACTRAC product, aggregating $235,000. This increase was offset by the elimination of consulting revenues attributable to the former RAC operation amounting to $51,000.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


Results of Operations - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 (continued)


Selling, general and administrative expenses decreased approximately $42,000 and was attributable to the following offsetting factors:

         o Legal fees declined by approximately $143,000 in the current period compared to 1997 as a result of the settlement in June 1998 of a lawsuit brought by the Company.

         o The above decrease was offset by current quarter selling, travel and installation expense increases approximating $74,000 related to the increase of sales of the TACTRAC product and increases in general and administrative expenses approximating $27,000.

Depreciation and amortization increased approximately $13,000 for the three months ended March 31, 1999 as compared to the 1998 period due to the acquisition of assets in the RAC merger plus the purchase of approximately $210,000 of computers and related equipment in the fiscal year ended June 30, 1998 and during the nine months ended March 31, 1999.

There has been no significant change to interest expense for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

There is no provision for income taxes for the three months ended March 31, 1999 because of carryforward net operating losses (approximately $210,000 which expire in 2013) for which the related deferred tax asset has been fully reserved. There was no provision for income taxes for the three months ended March 31, 1998 because of the reported loss.


Results of Operations - Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

The Company reported net income of $66,000 or $.11 per share (basic and diluted) for the nine months ended March 31, 1999 as compared a loss of $(356,000) or $(.60) (basic and diluted) per share for the nine months ended March 31, 1998.

Revenues for the nine months ended March 31, 1999 were $3,245,000 as compared to revenues for the nine months ended March 31, 1998 of $2,502,000, an increase of 30%. The net increase of $743,000 is primarily attributable to the conversion of the existing TACTech product to the new TACTRAC product version, which technology was obtained in the acquisition of RAC, and the increase in the subscription prices and up-front fees associated with the TACTRAC product,

Results of Operations - Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998 (continued)

aggregating $1,078,000. This increase was offset by decreases of the TACTech product line of $125,000 and the elimination of consulting revenue attributable to the former RAC operation of $210,000.

Selling, general and administrative expenses increased to $3,058,000 for the nine months ended March 31, 1999 as compared to $2,785,000 for the nine months ended March 31, 1998. The dollar increase of $273,000 was attributable to the following factors: (1) Salaries and related costs associated with the RAC acquisition and ongoing costs related to the continued development of the TACTRAC software amounting to $183,000 and $177,000, respectively, and (2) selling and related expenses incurred to promote and increase sales of the TACTRAC product which amounted to approximately $391,000. These increases were offset by a reduction of legal and professional expenses, relocation of facilities in the prior fiscal period and other reductions in general and administrative expenses, amounting to $326,000, $43,000 and $109,000, respectively.

Depreciation and amortization increased $36,000 for the nine month period ended March 31, 1999 as compared to the comparable 1998 period. This increase relates to the acquisition of assets in the RAC merger plus the purchase of approximately $210,000 of computers and related equipment in the fiscal year ended June 30, 1998 and in the nine month period ended March 31, 1999.

Interest expense increased $12,000 for the nine month period ended March 31, 1999 as compared to the 1998 period. This resulted from an increase in bank borrowings used to fund operations and purchases of computers and related equipment.

There is no provision for income taxes for the nine month period ended March 31, 1999 because of carryforward operating losses (approximately $210,000 which expire in 2013) for which the related deferred tax asset has been fully reserved. There was no provision for income taxes for the nine months ended March 31, 1998 because of the reported loss.

Liquidity and Capital Resources

For the nine months ended March 31, 1999, cash from operations was used to purchase computers and related equipment and provide working capital. For the nine months ended March 31, 1998, the Company financed its operations, acquired computers and computer related equipment and reduced its obligations to its former parent company, Zing Technologies, Inc.
with the proceeds from its line of credit.

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

Many computer systems and electronic devices process dates using two digits, representing only the last two numerals of a year, instead of four digits. Dates processed by these systems are assumed to occur in the 20th century. By January 1, 2000, and sometimes even sooner, unless these systems' deficiencies in this area are addressed and resolved these systems could miscalculate dates or fail completely, which could result in disruption of business operations controlled by such systems and devices.

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

Evaluation Efforts

TACTech is proceeding in its assessment of all of its systems that could be affected by the Year 2000 problem. This includes software developed specifically for license or sale, software developed for in-house use, third-party software and hardware used by TACTech, and telecommunications systems. In addition, TACTech is gathering Year 2000 compliance information from its significant vendors and suppliers. Furthermore, TACTech is also actively gathering Year 2000 compliance information from its customers as well.

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

Internal IT Systems

TACTech has evaluated all of its internal IT Systems software and has determined that its systems fall into the following categories:

         a. Approximately 5% of its systems are not Year 2000 compliant, and either have been discarded as unnecessary for continued operation or are scheduled to be completely replaced by fully Year 2000 compliant systems before June 1999. TACTech's client support and tracking software was completely replaced by a Year 2000 compliant system in mid-December 1998. TACTech's accounting software was upgraded to a Year 2000 compliant system in January 1999.

         b. Approximately 30% of its systems are not Year 2000 compliant, and are necessary for continued business operations into the next century. In each of these cases either an operating system upgrade or software upgrade is required. Many of these systems have already been upgraded. Some upgrades are schedule to be completed by May 31, 1999. All systems are scheduled to be upgraded by June 1999.

         c. Approximately 65% of its systems are already fully Year 2000 compliant.

TACTech has evaluated all of its internal IT Systems hardware and has determined that it falls into the following categories:

         a.  Approximately 75% of its hardware is fully Year 2000 compliant.

         b. Approximately 22% of its hardware is not fully Year 2000 compliant and will require a minor software or BIOS fix. This fix is easily performed on any system after January 1, 2000.

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

Vendor Compliance

TACTech is actively requesting Year 2000 compliance certificates from its vendors, and has received responses from approximately 45% of its vendors. TACTech anticipates that it will have such certifications from all of its vendors by July 1999.

Customer Compliance

TACTech is also requesting similar compliance certifications from its major customers. This process is anticipated to be completed by July 1999. To date, TACTech has received responses from 26% of its customers. TACTech cannot guarantee that is customers will either be Year 2000 compliant, or will comply with TACTech's request for certification.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

No exhibit is included herein.

The Company did not file any report on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Transition Analysis Component Technology, Inc.
                                                  (Registrant)



Date May 12, 1999                            /s/ Robert E. Schrader
                                      -------------------------------------
                                               Robert E. Schrader
                                      President and Chief Executive Officer



Date May 12, 1999                             /s/ Martin S. Fawer
                                      -------------------------------------
                                                 Martin S. Fawer
                                      Treasurer and Chief Financial Officer