Form 10KSB
period 1999-06-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1999-10-08
CIK 1030615

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        FOR THE TRANSITION PERIOD FROM        TO
                                                       -------  -------

                         Commission File Number 0-22709
                                                -------

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                 13-3391820
------------------------------------     ---------------------------------------
  (State or other jurisdiction             (I.R.S. employer identification no.)
of incorporation or organization)

22681 Old Canal Road, Yorba Linda CA                   92887-4608
------------------------------------     ---------------------------------------
(Address of principal executive                        (Zip Code)
             offices)

Registrant s telephone number, including area code (714) 974-7676
Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
        Title of each class                        on which registered
        --------------------             ---------------------------------------


       Securities registered pursuant to Section 12(g) of the Act: Common
                        Stock, par value $.01 per share.

                           Common Stock $.01 par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of September 27, 1999 was $1,832,094.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,512,274

The number of shares of common stock, $.01 par value, outstanding as of September 27, 1999 was 598,734

Transitional small business disclosure format    Yes      No X

                             Exhibit List on Page 35

                                TABLE OF CONTENTS
                                -----------------

Part I

        Item 1 - Description of Business ..................................................    3

        Item 2 - Description of Property ..................................................    7

        Item 3 - Legal Proceedings ........................................................    7

        Item 4 - Submission of Matters to a Vote of Security Holders ......................    7

Part II

        Item 5 - Market for Registrant's Common Stock and Related
                 Stockholder Matters ......................................................    8

        Item 6 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ................................................    9

        Item 7 - Financial Statements .....................................................   18

        Item 8 - Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure .................................................   34

Part III

        Item 9 -  Directors and Executive Officers of the Registrant ......................   34

        Item 10 - Executive Compensation ..................................................   34

        Item 11 - Security Ownership of Certain Beneficial Owners and
                  Management ..............................................................   34

        Item 12 - Certain Relationships and Related Transactions ..........................   34

Part IV

        Item 13 - Exhibits List and Reports on Form 8-K ...................................   35

SIGNATURES ................................................................................   36

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

         Transition Analysis Component Technology, Inc. ("TACTech" or the "Company") was incorporated in Delaware in 1987 and was owned 90% by Zing Technologies, Inc. ("Zing") until June 30, 1997, when the common stock of the Company was distributed by Zing to its shareholders. TACTech is a semiconductor information service company which licenses proprietary computer software tools combined with electronic semiconductor availability libraries and data bases that are utilized by various segments of the Department of Defense, the defense/aerospace industry, and industrial users of semiconductors and manufacturers and distributors of semiconductors. When accessed by customers, the libraries and data bases provide subscribers with valuable tools for determining the availability of semiconductors showing the manufacturers actively producing the subject semiconductor and the projected life cycle (obsolescence) of such semiconductors. The system identifies functionally interchangeable devices, when available, from various manufacturers. At present, the Company's libraries and data bases are utilized by its customers primarily in connection with designing, engineering, manufacturing and maintaining electronic systems applications. As of June 30, 1999, TACTech services were subscribed to by eighty five (85) customers located in the United States, two
(2) customers located in Canada and sixteen (16) customers located outside the continental United States. Approximately 85% of the Company's revenues are derived from military projects, primarily through government contractors and subcontractors. U.S. government agencies themselves account for approximately 16% of the Company's revenues in the aggregate.

         The TACTech data bases and libraries contain the nomenclature and general description for over 133,000 individual military semiconductor devices and over 326,000 commercial/ industrial devices. TACTech's military library generally includes all standard microcircuits and discrete devices with catalog specifications. The data bases are instantly updated at TACTech's headquarters and delivered on a real-time, on-line basis. TACTech software provides a description and general specifications of each microcircuit and discrete device in the TACTech library, thereby allowing the user to identify functionally interchangeable devices from various manufacturers and to upgrade and rank devices according to packaging, quality levels, projected production life cycle and availability based on changes in technology and sources of supply. All semiconductors listed in TACTech's library are ranked by reference to such factors.

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

         On September 22, 1997, the Company issued 44,904 shares of its common stock for all the issued shares of Research Analysis Corporation ("RAC"). In addition, each of the two RAC selling shareholders received three-year employment agreements with the Company and stock options. Each employment agreement provides for an annual base salary and certain employee benefits up to an aggregate of $200,000; and an incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals. Options for 44,904 shares of the Company's common stock in the aggregate were also granted to the RAC selling shareholders at an exercise price of $3.00 per share which vest over a three-year period at the rate of 14,968 shares per year. The right to exercise these options is subject to incremental vesting as (and if) the Company achieves certain targeted sales goals. These options were not granted pursuant to the Company's 1997 Option Plan.

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

Sales, Licensing and Customer Support
-------------------------------------

         TACTech maintains marketing, customer service and customer training representatives in its Yorba Linda, California headquarters and marketing representatives located in San Diego, New Orleans and Valhalla, New York. TACTech markets its data services through highly trained and highly specialized marketing personnel who contact prospective customers directly. TACTech also promotes its services and identifies prospective customers through participation in conferences and conventions dedicated predominantly or exclusively to the issue of shrinking availability of semiconductor products due to a diminishing number of manufacturing sources for specified products, or due to technological obsolescence. Video sales aids and literature describing TACTech's data services are also utilized in its marketing programs. The Company is presently exploring strategic marketing relationships with a number of global organizations that provide supply chain solutions.

         TACTech's license agreements fall into two broad categories: (1) the TACTech basic site service which provides subscribers with a real-time electronic semiconductor database library; and (2) the TACTRAC service, which consists of the basic TACTech library service combined with proprietary software tools to process the configuration and indenturing of customers' bills of materials and to enable the customer to view solutions, analyses and reports.

         In the fiscal year ended June 30, 1999, sales to one customer of the Company exceeded 10% of the Company's revenue. Sales to the Company's five largest customers in fiscal 1999 and 1998 accounted for approximately 33 percent and 17 percent, respectively, of the Company's revenues. Arrow Electronics, pursuant to agreement with TACTech, is the sole electronic component distributor that is permitted to use the Company's services. The Company's management believes that if the Company were to lose Arrow Electronics as a customer, the Company would be able to replace the business lost from Arrow Electronics with business from other electronic component distributors.

         TACTech's sales outside the United States are as follows:


                                           Fiscal 1999          Fiscal 1998
                                       -------------------- -------------------
Canada                                 $       62,300       $       33,900
Europe                                        459,600              187,300
Mid East                                       86,300               37,800
Far East                                       48,000               19,600
Total                                  $      656,200       $      278,600
                                       ==================== ===================

         The basic TACTech service subscription price provides for free on-site training for two representatives of the customer. The TACTRAC licensing agreement provides for an optional one-time up-front fee to provide training for customer database configuration loading and for users of the analysis and report generation software.

         The training program covers two areas: operational and conceptual understanding of the software program's capability and application training for integrating the licensed software into the subscribers' system.

         Once on line, a subscriber may call TACTech for technical assistance, at the subscriber's cost, or use e-mail to obtain assistance. The Company's license agreements expressly disclaim any warranty, express or implied, for the accuracy of its databases.

Security Measures
-----------------

         TACTech has adopted a series of layered and acquisitional security measures and techniques to minimize risks from natural disasters and unauthorized access, including redundant file storage, access control procedures and strong encryption of data and data transmission. The Company also controls system access and allows its clients to apply a second level of security codes that protect their private files.

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

Copyrights, Trademarks and Licenses
-----------------------------------

         TACTech maintains copyright protection for its computer software and related data base service and claims proprietary trade secret protection for its data analysis techniques through customer licensing agreements. "TACTech" is a registered trademark of the Company. The Company does not hold any patents to any of the technology incorporated in its software or data services.

Software Development and Enhancements
-------------------------------------

         TACTech's development efforts principally focus on augmenting TACTech's existing customer interface design, particularly to enhance ease of Internet use, new information products, the further development of the commercial component library, system security and the programming and maintaining of TACTech's hardware and software.

Employees
---------

         As of June 30, 1999, TACTech employed forty (40) persons -- seventeen
(17) persons in software development, data base maintenance and computer maintenance; three (3) persons in data processing; eleven (11) persons in sales, marketing and customer support; and nine (9) persons in administrative roles. None of TACTech's employees is covered by a collective bargaining agreement.


ITEM 2 - DESCRIPTION OF PROPERTY

         The Company leases an 11,500 square feet facility in Yorba Linda, California at a current cost of $6,660 per month. The lease expires in 2002. In addition, the Company bears its allocable portion of the property's common area maintenance which cannot exceed 106% of the previous year's common area maintenance charge. All of the facility is in productive use. The Company also leases 1,366 square feet of office space in San Diego, California at the average annual rental of approximately $27,000. The lease will expire in 2001. Rental expense in 2000 will aggregate $113,000; and in 2001 it will aggregate $118,000. In 2002, after the San Diego lease expires, rental expense will be $96,000 and for the three months of the 2003 fiscal year until the Yorba Linda lease is due to expire, rental expense will be $24,000.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCK HOLDER MATTERS

         The Common Stock of the Company is traded in the over-the-counter ("bulletin board") market for securities that do not meet the Nasdaq Small Cap Market listing requirements under the symbol "TRZA." The following table sets forth the high and low closing prices of the Company's Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                       High                  Low
         -----------------------------------------------------------------------
         Fiscal Year Ending June 30, 1998
           First Quarter                               $8.50               $0.93
           Second Quarter                               8.50                4.00
           Third Quarter                                8.00                4.62
           Fourth Quarter                               8.00                4.50


         Fiscal Year Ending June 30, 1999
           First Quarter                               $7.50               $5.50
           Second Quarter                               9.50                4.50
           Third Quarter                               12.00                6.50
           Fourth Quarter                              11.00                5.00

         As of September 27, 1999, there were 598,734 shares of Common Stock outstanding owned by 48 holders of record and approximately 562 beneficial holders.

         No cash dividends have been paid on the Company's Common Stock for the fiscal years ended June 30, 1999 and 1998. The present policy of the Company is to retain earnings to provide funds for the operations and expansion of its business. Under an existing bank credit facility, the Company is forbidden to pay dividends without the consent of the bank.

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

         Analysis of Financial Condition and Results of Operations covers the fiscal years ended June 30, 1999, 1998 and 1997.

         The following table expresses certain items from the Company's statements of operations as a percentage of revenues for the periods indicated:


                                                                      Year Ended June 30,
                                                                    1999                1998
                                                             --------------------------------------

  Revenues                                                          100.0%              100.0%
  Selling, general and administrative expenses                       92.8               117.4
  Depreciation of equipment                                           2.0                 2.1
  Amortization of software development costs and
  acquisition costs                                                    .4                  .4
  Interest expense                                                    1.4                 1.2
                                                             ---------------------------------------
  Income (loss) before income taxes                                   3.4               (21.1)
  Net income (loss)                                                   3.4%              (21.1)%
                                                             ---------------------------------------
                                                             ---------------------------------------


Results of Operations - Fiscal Year Ended June 30, 1999
-------------------------------------------------------
Compared to Fiscal Year Ended June 30, 1998
-------------------------------------------

         The Company realized net income of $150,484 or $0.25 per share (basic) and $0.24 per share (diluted) for the fiscal year ended June 30, 1999 as compared to a loss of $735,000 or $1.25 per share (basic and diluted) for the fiscal year ended June 30, 1998.

         Revenues increased $1,029,000, or 30%, during the fiscal year ended June 30, 1999 from $3,483,000 in the 1998 fiscal year. This increase in revenue was primarily attributable to the conversion of customers from TACTech service to the TACTRAC service, and the increase in the subscription prices and fees associated with the TACTRAC service.

         Selling, general and administrative expenses increased approximately $103,000 to $4,190,000 for the current fiscal year as compared to $4,087,000 for the prior year. The net dollar increase of $103,000 was primarily attributable to the following factors: (1) salaries and related costs associated with the RAC acquisition and ongoing costs related to the continued development and upgrading of the TACTRAC software amounting to $75,000 and $105,000, respectively, and (2) selling and related expenses incurred to promote and increase sales of the TACTRAC product which amounted to $282,000. These increases were offset by a reduction of legal and professional expense and relocation of facilities in the prior fiscal year amounting to $337,000 and $45,000, respectively.

         Depreciation for the fiscal year ended June 30, 1999 was approximately $90,400 as compared to approximately $73,300 for the prior year. The Company depreciates its capital assets over a five year period, recording only one half year depreciation in the year of acquisition. The Company acquired capital assets in fiscal 1999 and fiscal 1998 in the approximate amounts of $89,300 and $119,000, respectively, and pursuant to its depreciation policy, recorded an increase of $17,100 in fiscal 1999 as compared to the prior reporting period.

         Interest expense, which increased by $22,000 to $63,000 from $41,000 in 1998, is attributable to amounts borrowed pursuant to the Company's bank line of credit to fund operations and purchases of computer and related equipment.

         The current provision for income taxes for the fiscal year ended June 30, 1999 was offset by a deferred tax benefit resulting from carryforward net operating losses of approximately $208,000 and because of other timing differences between book and taxable income. There is however, a current tax liability of $98,000 at June 30, 1999. There was no provision for income taxes for the fiscal year ended June 30, 1998 because of the reported loss for that year. At June 30, 1999 and 1998, deferred tax assets of $348,000 and $317,000 were offset by the valuation allowances of $250,000 and $317,000, respectively.


Results of Operations - Fiscal Year Ended June 30, 1998
-------------------------------------------------------
Compared to Fiscal Year Ended June 30, 1997
-------------------------------------------

         The Company sustained a loss of $735,000, or $1.25 per share, for the fiscal year ended June 30, 1998 as compared to net income of $199,000, or $.36 per share, for the fiscal year ended June 30, 1997.

         The loss for the fiscal year ended June 30, 1998 is primarily attributable to an increase in selling, general and administrative expenses due primarily to professional fees incurred by the Company in the Company's lawsuit, subsequently terminated, seeking injunctive relief against a competitor and a former employee, the cost of programming consultants incurred related to the enhancement of the RAC search engine technology and certain management incentive bonuses.

         Revenues increased $1,277,000, or 58% during the fiscal year ended June 30, 1998 from $2,206,000 for 1997.

         The current revenue increase in 1998 over 1997 is attributed, in part, to an increase in the number of licenses and in part because they are generating greater revenues per subscriber at June 30, 1998 as compared to June 30, 1997.

                                                  Year Ended June 30,
                                               1998                 1997
                                        ----------------------------------------
  Subscribers at beginning of period            95                   73
  Subscribers who did not renew                (17)                 (12)
  Subscribers added during period               29                   34
  Subscribers at end of period                 107                   95
                                        ----------------------------------------
                                        ----------------------------------------


         Approximately $584,000 of the revenue increase was generated by higher subscription prices attributable to the TACTRAC products.

         Prior to the acquisition, RAC principally derived revenues from consulting services and customer-specific projects under cost plus fixed fee contracts with the Department of Defense and government contractors. Such revenues contributed approximately $198,000 to the 1998 revenue increase.

         Selling, general and administrative expenses during fiscal 1998 increased to approximately $4,087,000 from $1,863,000 for 1997. This increase of approximately $2,224,000 is primarily attributed to the following:

         o Coincident to the acquisition of RAC in September 1997, the two RAC selling shareholders received employment agreements. Each employment agreement provided for an annual base salary (including certain employee benefits) up to an aggregate of $200,000 and an incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals. The annual period for such measurement commenced on September 1, 1997 and as the targeted performance levels became probable of achievement, appropriate provisions for the maximum incentive bonuses were recorded equally between the third and fourth quarter of the current fiscal year. As a result of these agreements, approximately $600,000 contributed to the increase in selling and general administrative expenses for 1998.

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

         o Programming costs of $266,000 relating to augmenting the Company's existing customer interface design as well as adopting RAC's component analysis technology.

         o Included in the total dollar increase were costs primarily related to the ongoing development of the Company's database relating to commercial components as represented by increases in personnel costs as well as increases in marketing and selling expenses in the approximate amount of $313,000.

         Depreciation for the fiscal year ended June 30, 1998 was approximately $73,300 as compared to approximately $40,000 for 1997. The Company acquired capital assets in fiscal 1998 and fiscal 1997 in the amounts of approximately $119,000 and $153,000, respectively, and pursuant to its depreciation policy, recorded an increase of approximately $23,000 in fiscal 1998 as compared to the prior reporting period. The acquisition of RAC in September 1997 accounted for the balance of the increase in depreciation expense in the amount of $11,000.

         The 1998 interest expense is attributable to amounts borrowed pursuant to the Company's bank line of credit to fund operations and purchases of computer and related equipment. There were no significant short term borrowings during 1997.

         There was no provision for income taxes for the fiscal year ended June 30, 1998 because of the reported loss. In 1997 the Company filed its federal income taxes on a consolidated basis for the fiscal 1997 year with its former parent, Zing Technologies, Inc. Income taxes were computed on a separate company basis pursuant to the liability method.

Trends

         Core Business.

         TACTech's intention is to position itself as the leading supplier of information and tools to fill the increasing need of the marketplace for more efficient obsolescence management in electronic system designs and modernization efforts that require long production and sustainment cycles. Although a declining U.S. military budget may result in a reduction in new program awards, the total number or dollar value of expenditures for maintenance, repair and operations is increasing to sustain the deployment of existing military systems. TACTech believes that Department of Defense imperatives aimed at modernizing existing systems will make TACTech's services more valuable as a means of reducing and managing the incidence of technological obsolescence and assisting designers in identifying the best solution options for semiconductor content in electronic systems.

         New Market Opportunities.

         Management also believes that the expertise TACTech has developed in the military and aerospace market to rapidly distribute reliable semiconductor availability, compatibility and obsolescence data to the affected engineering community will also be valuable to the general commercial and industrial markets and could become an integral tool on an enterprise-wide basis to help control design and inventory costs of systems that incorporate semiconductor components. The expansion of the Company's focus to include a larger number of commercial and industrial components and to present its services to an enterprise-wide audience potentially expands the market which the Company may penetrate. There can be no assurance, however, that the Company will be able, on a cost-effective basis or at all, to develop a commercial or industrial market or to broaden its current reach principally among systems design engineers.

         As part of this expanded focus, TACTech was selected by SAP, A.G., the world's largest provider of enterprise resource planning solutions, as a featured development partner in SAP's new internet portal and ecommerce project, known as "mySAP.com." The Company hopes that the project, which was the focus of a September 1999 convention in Philadelphia, attended by more than 10,000 industry executives representing millions of corporate users of SAP's systems, will present TACTech with a fundamentally new and large long-term market for its services beyond its traditional base of electronics component systems design engineers. The Company's board of directors holds the view that TACTech will have to make substantial capital investments in both the depth and breadth of its services and in additional management and other personnel in order to attempt to capitalize on the new SAP- related opportunity. There is no assurance, however, that TACTech will be able to obtain the necessary capital to make such investments or, if such investments are made, that TACTech will be successful in growing its business into the new market.

Liquidity and Capital Resources

         In fiscal 1999, cash from operations was used to purchase computer and related equipment, reduce borrowings under a line of credit and provide working capital.

         In fiscal 1998, the Company used proceeds from a line of credit to fund operations and for the acquisition of computer related equipment.

         Internal cash flow generated by the operations of the Company, together with borrowings under the Company's $1.5 million credit facility (see Note 6 of Notes to Consolidated Financial Statements), should be sufficient for the Company to meet its short-term working capital and capital expenditure requirements for its current core business. It is likely that the Company will be required to make other financing arrangements upon the expiration of its present credit facility. At August 31, 1999 approximately $780,000 remains available under the credit facility.

         Management believes that the combination of internally generated cash and capital available under existing bank lines of credit will not, however, be sufficient to enable the Company to achieve the market expansion contemplated by the Company's strategic plan. Additional capital will be required to expand the Company's product depth, and to strengthen marketing staff and senior management, particularly to address the commercial and industrial market and to enable the Company to focus marketing efforts on enterprise-wide solutions. The Company is actively exploring means to secure the necessary capital as equity, including through the public securities markets.

         Separately, TACTech's management continues to explore ways to establish marketing and selling relationships, both domestically and internationally, and from time-to-time evaluates potential acquisitions of business, products and technologies.

Termination of Business Combination Discussions

         During the 1999 fiscal year and for a few months thereafter, TACTech had been engaged in substantive discussions concerning a possible merger with and into another entity, as a result of which the shareholders of TACTech would have received a combination of cash and shares of common stock of the acquiring company having an aggregate value of approximately $21 per TACTech share. Late in the summer of 1999, negotiations relating to the possible merger were terminated when the Company's controlling shareholders advised the TACTech board of directors that they would not agree to the contemplated transaction and when the board determined that (1) volatility in the market price of the shares of the potential acquiror since the inception of the negotiations could jeopardize the value the board had originally hoped the TACTech shareholders would receive; and (2) the Company could generate greater shareholder values by remaining independent and proceeding to develop its long-term strategic plan, particularly in light of the new market opportunities presented by the Company's expanded focus and the potential relationship with SAP and its other portal development partners.

         The Company will expense all of the costs it incurred in negotiating the prospective termination in the first quarter of the 2000 fiscal year.

Impact of Inflation

         In fiscal 1999 and fiscal 1998, inflation did not have a significant impact on the operations of the Company.

Impact of Year 2000

         Nearly every aspect of a modern organization is supported by information technology. As a result, the unavailability of computer services or errors in data processing would have a considerable impact on most businesses.

         Many computer systems and electronic devices process dates using two digits instead of four. Therefore all dates within these systems are assumed to be 20th century. By January 1, 2000, and sometimes even sooner, unless these systems' deficiencies in this area are addressed and resolved, these systems could miscalculate dates or fail completely, which could result in disruption of business operations controlled by such systems and devices.

         The following discussion is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software and hardware. There can be no guarantee that these assumptions will prove accurate and, accordingly, the actual results may materially differ from those anticipated.

Evaluation Efforts

         TACTech has finished its assessment and upgrade of all systems that could be affected by the Year 2000 problem. This includes software developed specifically for license or sale, software developed for in-house use, third-party software and hardware used by TACTech, and telecommunications systems. Additional testing however, will continue on these systems as a safety precaution.

         In addition, TACTech is gathering Year 2000 compliance information from its significant vendors and suppliers. Furthermore, TACTech is also actively gathering Year 2000 compliance information from its customers.

Readiness and Compliance Plan

         TACTech's Year 2000 compliance efforts fall into four major areas:
Information Technology (including production software, internal software and hardware), Telecommunications Systems, Compliance by Vendors, and Compliance by Customers.



Information Technology

Production Software - TACTRAC and TACTech Basic Site Services

         TACTech currently markets information services based on two different sets of software, one relating to the TACTRAC service, and one relating to TACTech's basic library service.

         TACTRAC. - TACTech has evaluated its TACTRAC software for Year 2000 readiness and concludes that the TACTRAC software which is used by the subscriber is fully Year 2000 compliant. However, information updates to the TACTRAC software are part of the TACTRAC service. These updates are dependent upon software that runs at TACTech's headquarters in Yorba Linda, California. This software had been evaluated and had been determined to be only partially Year 2000 compliant. TACTech determined that an operating system software upgrade and compiler software upgrade were necessary to bring this software to Year 2000 compliance. These upgrades were finished and successfully tested in May 1999.

         Basic Library Services - TACTech had evaluated its basic library services software for Year 2000 readiness and concluded that this software was only partially Year 2000 compliant. TACTech determined that an operating system software upgrade and compiler upgrade were necessary to bring this software to Year 2000 compliance. This upgrade was completed and successfully tested in May 1999.

Internal IT Systems

         TACTech has evaluated all of its internal IT Systems software and has performed the necessary upgrades or modifications to ensure that 100% of its systems are fully Year 2000 compliant.

         TACTech has evaluated all of its internal IT Systems hardware that is critical for continued business operations and has determined that it falls into the following categories:

         a) Approximately 80% of its hardware is fully Year 2000 compliant.

         b) Approximately 20% of its hardware is not fully Year 2000 compliant and will require manually setting the date to January 1, 2000. This fix is easily performed on any system after January 1, 2000. For continued business operations, this equipment is considered to be Year 2000 compliant.

Telecommunications Systems

         In early January 1999, TACTech replaced its PBX telephone system and its voice mail system with new models that are fully Year 2000 compliant.

Vendor Compliance

         TACTech is actively requesting Year 2000 compliance certificates from its vendors. TACTech has grouped its vendor list into high, medium, and low risk groups depending on the potential impact to TACTech if the vendor is not Year 2000 compliant. To date, TACTech has received responses as illustrated in the following table:


               High Risk Vendors                  100%
               Medium Risk Vendors                 55%
               Low Risk Vendors                    26%

         Not every vendor who replied is fully 100% Year 2000 compliant. However, all vendors have stated they will be fully compliant by year's end.

Customer Compliance

         TACTech is also requesting similar compliance certifications from its customers. To date, TACTech has received responses from 60% of its customers. TACTech cannot guarantee that all of its customers will either be Year 2000 compliant, or will comply with TACTech's request for certification.

Cost of Year 2000 Compliance

         TACTech estimates that the total cost of achieving Year 2000 compliance will be approximately $20,000. The bulk of these costs are for new versions and upgrades to software and operating systems and telephone equipment. Personnel and labor costs are included in salaries and are not included in this total. In addition, other software and operating system upgrades are already paid for by ongoing maintenance contracts and are not included in the above total. To date, TACTech has spent approximately $12,400 for its Year 2000 compliance efforts.

Contingency Plan

         Since TACTech believes that its production software, information technology systems, hardware and telecommunications systems are Year 2000 compliant, it has not developed and does not plan to develop a contingency plan for noncompliant software, information technology systems, hardware and telecommunications systems.

         Management believes that TACTech's ability to assemble and acquire the update component data used in the basic TACTech library service and by its more robust TACTRAC service is facilitated by, but is not dependent upon, electronic data processing and telecommunications systems. If such systems were to fail as a result of the advent of January 1, 2000 without its data suppliers having achieved Year 2000 compliance, TACTech could, and will if necessary, continue to obtain such data through available printed documentation as it has done in the past and continues to do presently.

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

         In the event that one or more of TACTech's vendors does not appear that they will be Year 2000 compliant in time, TACTech will take steps to determine the business risk to TACTech this vendor represents, and will take the appropriate action at that time. Such action may include terminating the relationship with the vendor and establishing a relationship with a different vendor that provides similar goods or services and is also Year 2000 compliant.

ITEM 7 -  FINANCIAL STATEMENTS



                 Transition Analysis Component Technology, Inc.

                          Index to Financial Statements

                       Years ended June 30, 1999 and 1998


                                                                       Page

Report of Independent Auditors...........................................19

Audited Consolidated Financial Statements

Consolidated Balance Sheets..............................................20

Consolidated Statements of Operations....................................21

Consolidated Statements of Stockholders' Equity (Deficiency).............22

Consolidated Statements of Cash Flows....................................23

Notes to Consolidated Financial Statements...............................24

                         Report of Independent Auditors




To the Stockholders and Directors of
Transition Analysis Component Technology, Inc.


We have audited the accompanying consolidated balance sheets of Transition Analysis Component Technology, Inc. ("TACTech") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TACTech as of June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  Ernst & Young, LLP

September 24, 1999,
White Plains, New York

                 Transition Analysis Component Technology, Inc.

                           Consolidated Balance Sheets


                                                                                             June 30
                                                                                     1999                1998
                                                                             ----------------------------------------
Assets
Current assets:
    Cash                                                                     $       212,188      $       120,204
    Accounts receivable, less allowance of $40,000 in 1999
       and $20,000 in 1998                                                           960,086              754,442
    Prepaid expenses and other current assets                                         60,560               63,593
    Deferred tax asset                                                                98,000                    -
                                                                             ----------------------------------------
Total current assets                                                               1,330,834              938,239

Furniture and equipment                                                              758,341              669,056
Less: accumulated depreciation                                                       497,423              407,031
                                                                             ----------------------------------------
                                                                                     260,918              262,025
Other assets:
    Security deposits                                                                 83,379               81,723
    Software development costs-net                                                    47,106               59,946
       Excess of costs over fair value of net assets acquired, net of
       accumulated amortization of $10,323                                            45,983               51,614
Total assets                                                                 $     1,768,220      $     1,393,547
                                                                             ----------------------------------------
                                                                             ----------------------------------------

Liabilities and stockholders' equity (deficiency) Current liabilities:
    Accounts payable and accrued expenses                                    $       315,890      $       411,225
    Accrued compensation expense                                                     373,384              332,257
    Accrued income taxes                                                              98,000                    -
    Deferred income                                                                  531,080              300,683
    Revolving line of credit                                                         570,000                    -
                                                                             ----------------------------------------
Total current liabilities                                                          1,888,354            1,044,165

Long-term obligation - revolving line of credit                                            -              620,000

Contingencies (Note 10)

Stockholders' equity (deficiency):
    Common stock (par value $.01 per share);
       Authorized 5,000,000 as of June 30, 1999 and
         June 30, 1998; issued 598,734 as of June 30,
         1999 and June 30, 1998                                                        5,987                5,987
    Additional paid-in capital                                                       552,779              552,779
    Accumulated deficit                                                             (678,900)            (829,384)
Total stockholders' equity (deficiency)                                             (120,134)            (270,618)
                                                                             ----------------------------------------
Total liabilities and stockholders' equity (deficiency)                      $     1,768,220      $     1,393,547
                                                                             ----------------------------------------
                                                                             ----------------------------------------

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                      Consolidated Statements of Operations



                                                                                        Year ended June 30
                                                                                     1999                1998
                                                                             ----------------------------------------


Revenues                                                                     $     4,512,274      $     3,482,788

Selling, general and administrative expenses                                       4,189,512            4,087,410
Depreciation of equipment                                                             90,391               73,303
Amortization of software development costs and
   acquisition costs                                                                  18,471               15,392
Interest expense                                                                      63,416               41,683
Income (loss) before income taxes                                                    150,484             (735,000)
Provision for income taxes                                                                 -                    -
                                                                             ----------------------------------------
Net income (loss)                                                            $       150,484      $      (735,000)
                                                                             ----------------------------------------
                                                                             ----------------------------------------

Net income (loss) per common share-basic                                     $          0.25      $         (1.25)
                                                                             ----------------------------------------
                                                                             ----------------------------------------
Net income (loss) per common share-diluted                                   $          0.24      $         (1.25)
                                                                             ----------------------------------------
                                                                             ----------------------------------------
Average number of outstanding shares-basic                                           598,734              586,106
                                                                             ----------------------------------------
                                                                             ========================================
Average number of outstanding shares-diluted                                         621,434              586,106
                                                                             ----------------------------------------
                                                                             ----------------------------------------

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                                           Total
                                                                 Additional                            Stockholders'
                                                 Common            Paid-In          Accumulated            Equity
                                                 Stock             Capital            Deficit           (Deficiency)
                                           -----------------------------------------------------------------------------
    Balance at June 30, 1997 prior to
      distribution                         $         152      $     554,571     $       (94,384)    $       460,339
    Stock split                                    5,386             (5,386)                                      -
    Costs in connection with the
      distribution of stock                                        (108,218)                               (108,218)
    Balance at June 30, 1997                       5,538            440,967             (94,384)            352,121
    Shares issued in RAC acquisition
    (Note 1)                                         449            111,812                                 112,261
Net loss                                                                               (735,000)           (735,000)
                                           -----------------------------------------------------------------------------
Balance at June 30, 1998                           5,987            552,779            (829,384)           (270,618)
Net income                                                                              150,484             150,484
                                           -----------------------------------------------------------------------------
Balance at June 30, 1999                   $       5,987      $     552,779     $      (678,900)    $      (120,134)
                                           -----------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                      Consolidated Statements of Cash Flows



                                                                                        Year ended June 30
                                                                                     1999                1998
                                                                             ----------------------------------------

Operating activities
Net income (loss)                                                            $       150,484      $      (735,000)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation                                                                  90,392               73,303
        Amortization                                                                  18,471               15,392
        Provision for losses in accounts receivable                                   20,000               15,000
        Deferred taxes                                                               (98,000)                   -
        Changes in operating assets and liabilities:
          Accounts receivable                                                       (225,644)            (261,711)
          Prepaid expenses and other current assets                                    3,033              (52,893)
          Accounts payable and accrued expenses                                      (95,335)             227,102
          Accrued compensation                                                        41,127              233,951
          Accrued income taxes                                                        98,000                    -
          Accrued income tax due former parent company                                     -             (169,815)
          Deferred income                                                            230,397              220,778
          Security deposits                                                           (1,656)             (80,357)
                                                                             ----------------------------------------
Net cash provided by (used in) operating activities                                  231,269             (514,250)

Investing activities
Cost related to RAC acquisition, net of cash received                                      -               11,448
Purchases of equipment                                                               (89,285)            (119,176)
Additions to software development                                                          -              (10,726)
                                                                             ----------------------------------------
Net cash used in investing activities                                                (89,285)            (118,454)
                                                                             ----------------------------------------

Financing activities
Proceeds from line of credit                                                         225,000              620,000
Reduction of borrowings                                                             (275,000)                   -
                                                                             ----------------------------------------
Net cash provided by (used in) financing activities                                  (50,000)             620,000
                                                                             ----------------------------------------

Net increase (decrease) in cash                                                       91,984              (12,704)
Cash at beginning of year                                                            120,204              132,908
                                                                             ----------------------------------------
Cash at end of year                                                          $       212,188      $       120,204
                                                                             ----------------------------------------
                                                                             ----------------------------------------

See accompanying notes.

                 Transition Analysis Component Technology, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

Acquisition of Research Analysis Corp.

On September 22, 1997, TACTech acquired the net assets of Research Analysis Corp. ("RAC"), consisting primarily of search and report software pursuant to a merger (the "Merger") of TACTech's

                 Transition Analysis Component Technology, Inc.

1.       Organization and Summary of Significant Accounting Policies (continued)

newly formed and wholly-owned subsidiary, with and into RAC. Upon consummation of the Merger, RAC, as the surviving corporation, became a wholly-owned subsidiary of the Company. Pursuant to the Merger, the sole shareholders of RAC exchanged all their shares in RAC common stock for 44,904 unregistered shares of common stock in the Company. The cost of the acquisition, including the shares given, was approximately $193,000. As a result of this transaction, the Company recorded approximately $56,000 of costs in excess of fair value of net assets acquired, which is being amortized over 10 years. The RAC acquisition was accounted for pursuant to the purchase method of accounting and is effective as of September 1, 1997.

The purchased net assets of RAC were allocated as follows:

         Cash                                                               $  45,400
         Accounts receivable, net                                              88,400
         Furniture and equipment                                               26,000
         Other assets                                                          61,300
         Excess of costs over fair value of net assets acquired                56,300
         Accounts payable and accrued expenses                                (84,400)
                                                                       ---------------
                                                                             $ 193,000
                                                                       ---------------
                                                                       ---------------

The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the fiscal year 1998 after giving effect to pro forma adjustments for compensation accruals and income taxes. The number of shares used in the computations of net loss per common share is 598,734.

                                                         Year ended
                                                       June 30, 1998
                                                   ----------------------
         Revenue                                   $      3,565,855
         Net (loss) income                         $       (775,000)
         Net (loss) income per common share -
         basic and diluted                         $         (1.29)

General Business Description

TACTech is a semiconductor information service provider which licenses proprietary computer software tools combined with electronic semiconductor availability libraries and data bases that are utilized by

                 Transition Analysis Component Technology, Inc.

             Notes to Consolidated Financial Statements (continued)

1.       Organization and Summary of Significant Accounting Policies (continued)

various segments of the Department of Defense, the defense/aerospace industry, and industrial users of high reliability semiconductors and manufacturers and distributors of high reliability and military grade semiconductors. The Company operates as one business segment.

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

Revenue Recognition and Concentration of Credit Risk

Revenue from the Company's basic library subscription service is recognized monthly. Revenue from the enhanced TACTRAC Health Model is recognized as follows: Fees for the installation and delivery of the database information and workstation software into a customer server are recognized upon completion of the installation and are non-refundable. Fees for additional concurrent user stations are similarly recognized upon installation. Revenue from one customer was 10% of total revenue for 1999. Revenues from no one customer exceeded 10% of total revenue for 1998. U.S. government agencies accounted for approximately 16% of revenues for 1999. Sales to foreign customers, primarily located in Europe, accounted for approximately 15% of revenue for 1999.

Furniture and Equipment

Furniture and equipment is stated at cost and is depreciated using the straight-line method over five years.

Software Development Costs

The Company begins capitalizing software development costs only after establishing commercial and technical viability. Software development costs are amortized using the straight line method over the remaining estimated economic life of the product, generally five years. Accumulated amortization of software development costs was $23,540 and $10,700 at June 30, 1999 and 1998, respectively.

                 Transition Analysis Component Technology, Inc.

1.       Organization and Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are charged to expense in the year incurred and totaled $96,600 and $8,500 for the years ended June 30, 1999 and 1998, respectively.

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

Net Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The diluted income (loss) per share computation includes the dilutive effect, if any, of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

Impairments

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. There have been no such impairment losses through June 30, 1999.

                 Transition Analysis Component Technology, Inc.

1.       Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation," in reporting for stock options.

2.       Agreements

In April 1993, TACTech entered into a three-year exclusive licensing agreement with a distributor of electronic components at an annual rate of $108,000 and this agreement was amended in May 1993 with an expiration date of June 1998 and the annual rate was increased to $200,000 effective July 1995. As of July 1, 1998, the annual rate was increased to $230,000 and the term extended one year to June 30, 1999. The agreement was extended effective July 1, 1999 to December 31, 2000 at the same rate of $230,000. TACTech has agreed that during the term of this agreement it would not grant or authorize any other party access to its data bases or services if such party were in the business of distributing electronic component parts.

3.       Income Taxes

Through the date of the Distribution, the Company filed a consolidated federal tax return with its former parent, Zing. Income taxes were computed on a separate company basis pursuant to the liability method. As a result of the Distribution, the Company will file its own separate tax returns for fiscal years 1999 and 1998.

The Company records income taxes under the liability method of accounting. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences reverse.

                 Transition Analysis Component Technology, Inc.

3.       Income Taxes (continued)

The provision for income taxes is as follows:

                                                                     Year ended June 30,
                                                                  1999                  1998
                                                          -------------------------------------------
         Current
            Federal                                             $       77,000        $        -
            State                                                       21,000                 -
                                                          -------------------------------------------
                                                                        98,000
                                                          -------------------------------------------
         Deferred
            Federal                                                    (77,000)                -
            State                                                      (21,000)                -
                                                          -------------------------------------------
                                                                       (98,000)                -
                                                          -------------------------------------------
                                                                $            -       $         -
                                                          -------------------------------------------
                                                          -------------------------------------------

Significant components of the Company's deferred taxes are as follows:

                                                                           June 30,
                                                                  1999                  1998
                                                          -------------------------------------------
                                                                       (000's omitted)
         Net operating losses                                   $             -       $       91
         Deferred revenue                                                    210             119
         Accruals not currently deductible                                   122              99
         Allowance for doubtful accounts                                      16               8
                                                          -------------------------------------------
         Deferred tax asset                                                  348             317
         Valuation allowance                                                (250)           (317)
         Net deferred tax asset                                 $             98      $        -
                                                          -------------------------------------------
                                                          -------------------------------------------

The reconciliation of the differences between the tax provision and the amounts computed by applying the statutory Federal income tax rate to pre-tax income is as follows:

                                                                     Year ended June 30,
                                                                  1999                  1998
                                                          -------------------------------------------
                                                                       (000's omitted)
         U.S. Federal statutory income tax                      $           51.1      $   (249.9)
         State taxes, net of federal benefit                                 9.5           (41.6)
         Adjustment to valuation allowance                                 (67.0)          283.3
         Other                                                               6.4             8.2
                                                                $              -      $        -
                                                          -------------------------------------------
                                                          -------------------------------------------

During the year ended June 30, 1999, the Company made no income tax payments. During the year ended June 30, 1998, income tax payments amounted to $28,000.

                 Transition Analysis Component Technology, Inc.

4.       Employee Benefit Plans

In fiscal year 1998, the Company adopted a deferred compensation plan ("Plan") for all employees, which is qualified under Section 401(k) of the Internal Revenue Code under which the Company's eligible employees are entitled to participate. Under the Plan, contributions to be made by the Company are at the discretion of the Board of Directors of the Company. The Company contributed $9,000 and $4,100 in fiscal years 1999 and 1998, respectively.

5.       Leases

In fiscal year 1997, TACTech rented facilities in Yorba Linda, California on a month-to-month basis.

The Company leased a new facility of approximately 11,500 square feet in Yorba Linda commencing on October 1, 1997 for a period of five years. Pursuant to the new non-cancelable lease, the Company is allocated a portion of the property's common area maintenance which cannot exceed 106% of the previous years' common area maintenance charge. The lease is collateralized by a security deposit of $80,000 which is repayable at the rate of $15,823 annually following each anniversary of the lease commencement until the lease expires. In addition to the Yorba Linda facilities, the Company by virtue of its acquisition of RAC, assumed a lease for office space in San Diego. This lease has a three year term ending April 30, 1999 and provides for additional rent based on the tenant's share of operating expenses in excess of a base year. The Company exercised its option and extended the lease for a two year period ending May 1, 2001 at an average annual rate of $26,712 per annum. Aggregated rent expense was $127,000 for the fiscal year ended June 30, 1999, as compared to $102,000 in the fiscal year ended June 30, 1998. Aggregate future minimum lease payments on the existing leases at June 30, 1999 are approximately as follows: 2000-$113,000; 2001-$114,000; 2002-$96,000 and 2003-$24,000.

6.       Revolving Line of Credit

On August 28, 1997, the Company entered into a $1,500,000 revolving line of credit facility, with an interest rate equal to the bank's prime rate (7.75% at June 30, 1999). As amended on September 24, 1999, the facility has an expiration date of July 1, 2000 and is guaranteed by Zing. The Company has agreed not to incur any indebtedness under the facility on July 1, 2000 without Zing's consent. Proceeds from the loan are to be used for working capital and equipment acquisitions. Upon expiration of the facility, the Company may be required to make other financing arrangements which, if required, manage-

                 Transition Analysis Component Technology, Inc.

6.       Revolving Line of Credit (continued)

ment believes would be available. All the company's personal property collateralizes the borrowings under the facility. The unused portion bears a 1/2% annual commitment fee. The Company made interest payments relating to the credit facility of approximately $63,000 and $28,000 for the fiscal years 1999 and 1998, respectively. At July 30, 1999 the balance outstanding under the revolving line of credit was $720,000.

7.       Stockholders' Equity

The Company's Board of Directors adopted and the Company's stockholders approved the Transition Analysis Component Technology, Inc. 1997 Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, options to purchase up to 60,000 shares of Company common stock are available for grant from time to time to key employees of and consultants to the Company. On November 3, 1997, 26,200 options were granted at an exercise price of $4.00. In accordance with a vesting plan, 8,800 options became exercisable immediately, 1,800 options are exercisable in one year and 15,600 options are exercisable ratably over the next three years. On April 28, 1999, 9,600 additional options were granted at an exercise price of $5.75. These options are exercisable at the rate of 33-1/3% per annum on each anniversary date. Options granted under the 1997 Plan expire ten years after issuance. The weighted average remaining contractual life of these options is
8.67 years. No options were exercised as of June 30, 1999.

In addition to the Company's 1997 Plan, two key employees of RAC were granted, pursuant to employment contracts, 44,904 stock options exercisable over a three year period at the rate of 14,968 options per year. The per share exercise price of these Options is $3 ("$3 Options"). The right to exercise these options is subject to incremental vesting as (and if) the Company achieves certain targeted sales goals. Upon the occurrence of an event or transaction, as defined in the agreement, except for options that did not previously vest as a result of the failure to achieve a targeted sales goal, any remaining unvested options become immediately vested. These options expire five years after issuance. The weighted average remaining contractual life of these options is 3.3 years. At June 30, 1999, 14,968 of these options were exercisable.

Under the provisions of SFAS No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option pricing

                 Transition Analysis Component Technology, Inc.

7.       Stockholders' Equity (continued)

model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate. The existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of the options granted during the years ended June 30, 1999 and 1998 was determined using the following assumptions; risk-free interest rates of 5.73%-1999, 6.00%-1998; dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .913 for 1999 grants and
 .683 and 5.239 for 1998 grants, for the $3 and $4 options, respectively, and a weighted-average expected life of the options of 3 years for the $3 options and 10 years for 1997 Plan options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' 3 year vesting period. The estimated weighted-average fair value per option is approximately $1.11 for the $3 options and $5.12 and $4.61 for 1997 Plan grants made in 1999 and 1998, respectively. The aggregate pro forma effect on the Company's operations is as follows:


                                                                       Years ended June 30,
                                                                   1999                    1998
                                                          -----------------------------------------------
         As reported:
            Net income (loss)                             $        150,484        $       (735,000)
            Per share:
               Basic                                      $           0.25        $          (1.25)
               Diluted                                    $           0.24        $          (1.25)
         Pro forma:
            Net income (loss)                             $        118,393        $       (787,483)
            Per share:
               Basic                                      $           0.20        $          (1.34)
               Diluted                                    $           0.19        $          (1.34)

                 Transition Analysis Component Technology, Inc.

8.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                       Years ended June 30,
                                                                   1999                    1998
                                                          -----------------------------------------------
         Numerator
            Numerator for basic and diluted earnings per
            share-income/(loss) available to common
            stockholders                                  $        150,484        $       (735,000)
                                                          -----------------------------------------------
                                                          -----------------------------------------------

         Denominator
            Denominator for basic earnings per share-
               weighted average shares                             598,734                 586,106
            Effect of dilutive options                              22,700
                                                          -----------------------------------------------
            Denominator for diluted earnings per
               share-adjusted weighted average shares and
               assumed conversions                                 621,434                 586,106
                                                          -----------------------------------------------
                                                          -----------------------------------------------

         Basic                                            $           0.25         $         (1.25)
                                                          -----------------------------------------------
                                                          -----------------------------------------------
         Diluted                                          $           0.24         $         (1.25)
                                                          -----------------------------------------------
                                                          -----------------------------------------------

9.       Related Parties

In 1997 and prior years, the Company was allocated a portion of the former parent company's corporate administration expenses which amounted to $100,000 in fiscal 1997. As of July 1, 1997, the administrative charge was eliminated and in lieu thereof by agreement, certain employees of Zing, the former parent were placed on the Company's payroll for an amount not to exceed $100,000. These amounts are included in selling general and administrative expenses.

The President and Chief Executive Officer of the Company (also an officer of
Zing) has an employment agreement expiring on June 30, 2000, entitling him to a salary of $80,000 per annum. There is no contractual entitlement to any bonus.

                 Transition Analysis Component Technology, Inc.

9.       Related Parties (continued)

The Executive Vice President and General Manager (who is a significant shareholder of the Company) has an employment agreement that expired on May 1, 1999, entitling him to a base salary of $120,000 per annum plus five percent (5%) of the Company's collected revenues, except that one half percent is shared with other employees and two and a quarter percent is shared with other sales personnel on certain accounts.

Pursuant to the RAC Acquisition, the two selling shareholders received three year employment agreements. Each employment agreement provides for an annual base salary and certain employee benefits up to an aggregate of $200,000, and incentive bonus up to $100,000 annually, measured by the Company achieving certain targeted sales goals.

10.      Contingencies

Pursuant to an indemnification agreement entered into between the Company and Zing in connection with the distribution by Zing of its TACTech shares of Common Stock to Zing's stockholders (the "Distribution"), the Company agreed to indemnify and save harmless Zing and its directors, officers, employees, agents and/or affiliates for any claims incurred or suffered, directly or indirectly, by them resulting from or attributable to, among other things, the operation of the Company or the Distribution. Although the Company is not aware of any pending or threatened material liability for which it anticipates becoming obligated to make payments in connection with its obligations to indemnify Zing, there can be no assurance that such indemnification obligations could not arise or that such indemnification obligations would not be material to the Company. Under the Indemnification Agreement, Zing is required to indemnify the Company in certain circumstances, which obligation may counterbalance the indemnification obligations owed by the Company to Zing.

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

(a)        Exhibits List.

Exhibit No. Description
-----------------------


3.1         Form of Certificate of Incorporation (amended/restated - Delaware) *
3.2         Form of By-laws (amended/restated) *
4           Common Stock Certificate *
10.1        Malcolm Baca Employment Contract *
10.2        Robert E. Schrader Employment Contract *
10.4        Indemnification Agreement *
10.6        Amended and Restated Option Plan ****
10.7        Escrow and Distribution Agreement *
10.8        Merger Agreement and Plan of Reorganization among the Company,
            Research Analysis Corporation, Research Technology Analysis Corp.,
            Bruce L. Blackford and Jeff Hanser, dated as of September 1, 1997.
            **
10.9        Option Agreement dated September 22, 1997 between the Company and
            Jeff Hanser. **
10.10       Option Agreement dated September 22, 1997 between the Company and
            Bruce L. Blackford. **
10.11       Employment Agreement dated as of September 1, 1997 between the
            Company and Jeff Hanser. **
10.12       Employment Agreement between the Company and Bruce L. Blackford dated as of September 1, 1997. **
10.13       Credit Agreement between the Company and Fleet Bank dated August 28,
            1997. **
10.14       Commercial Purpose Master Note from the Company in favor of Fleet
            Bank dated August 28, 1997. **
10.15       Security agreement between Fleet Bank and the Company dated August
            28, 1997
10.16       Standard Industrial/Commercial Multi-Tenant Lease between Pacific
            Gulf Properties, Inc. and the Company dated August 11, 1997.
10.17       Letter Agreement dated April 21, 1998 with Arrow/Zeus Electronics.
            ***
11          Statement Re: Computation of Per Share Earnings. (See Note 8 to
            Financial Statements on Page 33 of this Report).
27          Financial data schedule
99.1        Letter Agreement, dated July 7, 1995 between Transition Analysis
            Component Technology, Inc. and Arrow Electronics, Inc. *
99.2        Form of License Agreement and Rider to Agreement, dated May 19, 1993 between Transition Analysis Component Technology, Inc. and Arrow
            Electronics, Inc. *

--------------------

* Incorporated by reference from the Company's Registration Statement on Form SB-1 (No. 333-20709).
** Previously filed as an exhibit to Registrant's annual report on Form 10-KSB for the fiscal year ended June 30, 1997.
*** Previously filed as an exhibit to Registrant's annual report on Form 10-KSB for the fiscal year ended June 30, 1998.
**** Previously filed with the Company's Form 10-QSB for the fiscal quarter ended December 31, 1997.


(b)     Reports on Form 8-K - Not Applicable

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of October, 1999.

                                Transition Analysis Component Technology, Inc.


                                By:   Robert E. Schrader
                                   -------------------------------------------
                                      President, Chief Executive Officer and
                                        Chairman of the Board


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

       Signature                           Title                                      Date
       ---------                           -----                                      ----


Robert E. Schrader                 President, Chief Executive                   October 8 , 1999
----------------------------       Officer and Chairman of the Board
Robert E. Schrader                 (Principal Executive Officer)



Martin S. Fawer                    Treasurer and Director                       October 8, 1999
----------------------------       (Principal Financial Officer)
Martin S. Fawer



Deborah J. Schrader                Secretary and Director                       October 8, 1999
----------------------------
Deborah J. Schrader



David Lerner                       Director                                     October 8, 1999
----------------------------
David Lerner
