Form 10KSB/A
period 1999-06-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1999-10-28
CIK 1030615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission File Number 0-22709
                                                -------

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                13-3391820
--------------------------------------------------------------------------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
          or organization)

  22681-22687 Old Canal Road, Yorba Linda, CA               92887-4608
--------------------------------------------------------------------------------
  (Address of principal executive officers)                 (Zip Code)

        Registrant's telephone number, including area code (714) 974-7676
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
     -------------------                           -------------------

Securities registered pursuant           Common Stock, par value $.01 per share.
to Section 12(g) of the Act:

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes: |X|    No: |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of October 25, 1999 was $2,162,889.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $4,512,274

The number of shares of common stock, $.01 par value, outstanding as of October 28, 1998 was 598,734.

Transitional small business disclosure format   Yes |_|   No |X|

ITEM 9  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of all Directors and Executive Officers of the Company, their positions with the Company, their term of office and their business background are set forth below.

                                    Director of
Name                      Age       TACTech Since       Position
----                      ---       -------------       --------

Robert E. Schrader        55        1987                President and Chief Executive Officer
Martin S. Fawer           65        1987                Chief Financial Officer and Treasurer
Deborah J. Schrader       52        1987                Secretary
Malcolm Baca              57        ----                Executive Vice President and Chief
                                                          Operating Officer
Jeff Hanser               41        ----                Senior Vice President
Bruce L. Blackford        51        ----                Senior Vice President
David Lerner              44        1999                Director

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

      Martin S. Fawer, has been the Chief Financial Officer and Treasurer of the Company since March 1995; and from June 1, 1987 to March 1995 he was Vice President and Assistant Treasurer of the Company. He is also the Chief Financial Officer, Treasurer and a director of Zing. Since July 1997, he has been the Chief Executive Officer of PFS Trader Tools LLC. For more than the five preceding years, Mr. Fawer was a principal of The Fawer Group, P.C., and its predecessors, certified public accountants. He expects to devote approximately 10% of his business time to the affairs and operations of the Company.

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

      David Lerner became a director of the Company in 1999. For more than the past five years he has been a partner at Morrison Cohen Singer & Weinstein, LLP, general counsel to the Company.

      Martin S. Fawer, Robert E. Schrader and Deborah J. Schrader are directors of Zing. As of October 28, 1999, except for the foregoing, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, or any company registered as an Investment Company under the Investment Company Act of 1940. Other than Robert
E. Schrader and Deborah J. Schrader, who are married to each other, there is no family relationship among any members of the Board of Directors or the officers of the Company.

      Section 16 Compliance

      David Lerner did not timely file his initial Form 3.

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

                                                                                      All Other
Name and Principal Position                Fiscal Year     Salary         Bonus       Compensation(1)
---------------------------                -----------     ------         -----       ---------------

Robert E. Schrader (2)                         1999        $80,000         ---             ---
   Chief Executive Officer and President       1998        $80,000         ---             ---
                                               1997        $80,000         ---             ---

Malcolm A. Baca                                1999       $243,066         ---           $1,918
   Executive Vice President and                1998       $216,560         ---           $1,374
   Chief Operating Officer                     1997       $188,713         ---           $1,374

Bruce L. Blackford                             1999       $197,731      $100,000         $1,680
   Senior Vice President                       1998       $160,423         ---             ---

Jeff Hanser                                    1999       $197,731      $100,000         $1,382
   Senior Vice President                       1998       $160,423         ---             ---

David Pooler                                   1999       $112,711         ---             ---
   Vice President

----------
(1) Other compensation represents annual life insurance premiums paid on behalf of the officer listed.

(2) Although no compensation was directly paid by the Company to Mr. Schrader during the fiscal year ending June 30, 1996, (1) effective July 1, 1996 Robert E. Schrader became entitled to and received an annual salary of $80,000 pursuant to an employment agreement discussed below under "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and (2) prior to June 30, 1997, Mr. Schrader was compensated by Zing which was receiving management fees from the Company for services rendered by Mr. Schrader to the Company. Management fees in the amount of $75,000 were paid by the Company to Zing in the fiscal year ended June 30, 1997.

  Grant of Options

      An aggregate of 26,200 options have been granted at an exercise price of $4.00 per share pursuant to the Company's 1997 Option Plan, as amended November 3, 1997. None of the options were granted to Named Executive Officers or to directors. Options to purchase 9,600 shares were granted at an exercise price of $5.75 per share, of which options for 3,000 shares were granted to a director. Additionally, options to purchase 44,904 shares of Company Common Stock in the aggregate were issued in the Company acquisition of RAC to Messrs. Hanser and Blackford.

  Compensation of Directors

      The Company does not pay directors for their services as directors. The Company may, in the future, pay directors who are not officers or employees for their services as directors plus a fee for committee meetings attended.

  Compensation of Officers and Employees

      The Company does not maintain a compensation committee of the board of directors. All executive officers compensation in the 1999 fiscal year was the result of the implementation of agreements negotiated in prior years.

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

      Mr. Malcolm A. Baca has an employment agreement with the Company under which he will devote full-time efforts on behalf of the Company. The term of Mr. Baca's employment expired April 30, 1999, and he continues to be employed by the Company without a written agreement but on the same terms as applied previously. Mr. Baca's agreement entitles him to a base salary of $120,000 per annum, plus five percent (5%) of the Company's collected revenues, except that on revenues attributable to another commissioned member of the Company's management, Mr. Baca's commission is two and one half percent (2 1/2%). In all events, Mr. Baca's compensation cannot exceed $350,000 per annum subject to increase based upon the National Consumer Price Index. All commissions to Mr. Baca are subject to his required contribution of one-half of one percent (1/2%) of the Company's collected revenues to a bonus pool fund for the benefit of non-commissioned members of management, which contribution is matched by the Company.

      The Company has engaged Mr. Martin S. Fawer on a part-time basis to perform supervisory financial and strategic analysis services. See "Certain Relationships and Related Transactions" below.

      Each of Mr. Blackford and Mr. Hanser have entered into an employment agreement on identical terms and conditions with the Company for a term of three years. Under their respective employment agreements, each has agreed to serve as a Senior Vice President of the Company. Pursuant to the agreements, each of Mr. Blackford and Mr. Hanser is entitled to a salary of $193,000 per annum, and is eligible to receive an incentive bonus of up to $100,000 annually. The annual bonus is based on the Company achieving certain targeted sales goals.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      The following table sets forth, as of October 25, 1999, information concerning beneficial ownership of voting securities of the Company by any executive officers of the Company and each person who is known by management to own beneficially more than 5% of any class of such securities:

                                                     Amount of
                                                   Common Stock         Percent
      Name                  Title               Beneficially Owned     Of Class
      ----                  -----               ------------------     --------

Stacy J. Schrader       Shareholder                  109,169            18.23%
Robert M. Schrader      Shareholder                  109,168            18.23%
Malcolm Baca            Executive Vice                55,383             9.25%
                        President
Robert E. Schrader      President and C.E.O.          72,576            12.12%
Deborah S. Schrader     Secretary and Director        72,576            12.12%
Martin S. Fawer         Chief Financial Officer        3,968               *
Bruce L. Blackford      Senior Vice President         22,452             3.75%
Jeff Hanser             Senior Vice President         22,452             3.75%
David Lerner            Director                        -0-                *
All officers and                                     176,831             29.4%
directors on a group

----------
* less than one percent

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interest in Certain Transactions of Directors, Officers and Principal Holders of Voting Securities

      As of October 25, 1999, Mr. Schrader beneficially owned 1,152,711 shares of the common stock of Zing Technologies, Inc., which had been the parent of the Company until 1997, constituting approximately 47.89% of the issued and outstanding shares of Zing. Mr. Schrader, Deborah J. Schrader (Mr. Schrader's wife) and Mr. Fawer are directors of the Company and of Zing and thus have an indirect interest in the various agreements and arrangements between Zing and the Company including the Zing guaranty of the Company's credit facility and the Indemnification Agreement with Zing, described below.

      Zing has guaranteed repayment by the Company of its obligations under the Company's $1.5 million credit facility with a commercial bank, which guaranty expires on July 1, 2000. Pursuant to the Indemnification Agreement, among other things, the Company and Zing have entered into certain agreements with respect to the indemnification of certain liabilities arising from the operation of their respective businesses.

      The Company paid Morrison Cohen Singer & Weinstein, LLP, of which David Lerner, a director of the Company, is a partner, $190,387 for legal services rendered to the Company in the 1999 fiscal year or years prior.

      The Company paid Martin Fawer an aggregate of $30,000 for services rendered to the Company on a part-time basis during the 1999 fiscal year.

ITEM 13 -  EXHIBITS LIST AND REPORTS ON FORM 8-K

      The following exhibits are filed with this report, and this list constitutes the exhibit index.

      (a)               Exhibits List.

Exhibit No.             Description
-----------             -----------

   3.1     Form of Certificate of Incorporation (amended/restated - Delaware)(1)
   3.2     Form of By-laws (amended/restated)(1)
   4       Common Stock Certificate(1)
   10.1    Malcolm Baca Employment Contract(1)
   10.2    Robert E. Schrader Employment Contract(1)
   10.4    Indemnification Agreement(1)
   10.6    Amended and Restated Option Plan(4)
   10.7    Escrow and Distribution Agreement(1)
   10.8 Merger Agreement and Plan of Reorganization among the Company, Research Analysis Corporation, Research Technology Analysis Corp., Bruce L. Blackford and Jeff Hanser, dated as of September 1, 1997.(2)
   10.9 Option Agreement dated September 22, 1997 between the Company and Jeff Hanser.(2)
   10.10 Option Agreement dated September 22, 1997 between the Company and Bruce L. Blackford.(2)
   10.11 Employment Agreement dated as of September 1, 1997 between the Company and Jeff Hanser.(2)
   10.12   Employment Agreement between the Company and Bruce L. Blackford dated as of September 1, 1997.(2)
   10.13   Credit Agreement between the Company and Fleet Bank
           dated August 28, 1997.(2)
   10.14   Commercial Purpose Master Note from the Company in favor of
           Fleet Bank dated August 28, 1997.(2)
   10.15   Security Agreement between Fleet Bank and the Company
           dated August 28, 1997.(2)
   10.16   Standard Industrial/Commercial Multi-Tenant Lease
           between Pacific Gulf Properties, Inc. and the Company
           dated August 11, 1997.(3)
   10.17   Letter Agreement dated April 21, 1998 with Arrow/Zeus Electronics(5)
   11      Statement Re: Computation of Per Share Earnings.(6)
   27      Financial data schedule(6)
   99.1 Letter Agreement, dated July 7, 1995 between Transition Analysis Component Technology, Inc. and Arrow Electronics, Inc.(1)
   99.2 Form of License Agreement and Rider to Agreement, dated May 19, 1993 between Transition Analysis Component Technology, Inc. and Arrow Electronics, Inc.(1)

(b)   Reports on Form 8-K - Not Applicable

--------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-1 (No. 333-20709).

(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(3) Previously filed with Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(4) Previously filed with the Registrant's Form 10-QSB for the fiscal quarter ended December 31, 1997

(5) Previously filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(6) Previously filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of October, 1999.

                                Transition Analysis Component Technology, Inc.


                                By: /s/ Martin S. Fawer
                                    --------------------------------------------
                                    Martin S. Fawer
                                    Chief Financial Officer and Treasurer