Form 10QSB
period 1999-09-30
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 1999-11-12
CIK 1030615

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1999

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


             22681/22687 Old Canal Road, Yorba Linda, CA 92887-4608
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 974-7676
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



        (Former name, former address and former fiscal year, if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /

The number of shares of common stock, $.01 par value, outstanding as of November 10, 1999 was 598,734.

                                      INDEX




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 1999 and
         June 30, 1999.........................................................3

         Condensed consolidated statements of operations - three months ended September 30, 1999 and 1998.....................................4

         Condensed consolidated statements of cash flows - three months ended September 30, 1999 and 1998.....................................5

         Notes to condensed consolidated financial statements -
         September 30, 1999....................................................6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7



PART II.  OTHER INFORMATION

Item 5   Other Information ...................................................12

Item 6   Exhibits and Reports on Form 8-K ....................................13

         Signatures...........................................................14

PART I    FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


Item 1.  Financial Statements (Unaudited)                                   SEPTEMBER 30         JUNE 30
                                                                                1999               1999
                                                                             -----------       -----------
                                                                                    (000's omitted
                                                                                   except share data)
                                                                             -----------       -----------
                                                                             (Unaudited)          (Note)
ASSETS
Current assets
Cash                                                                         $       188       $       212
  Accounts receivable, less allowances of $40 and $40, respectively                1,082               960
Prepaid expenses and other current assets                                             51                61
  Deferred tax asset                                                                  98                98
                                                                             -----------       -----------
Total current assets                                                               1,419             1,331

Furniture and equipment                                                              768               758
Less accumulated depreciation and amortization                                       521               497
                                                                             -----------       -----------
                                                                                     247               261
Other assets
  Security deposits                                                                   68                83
  Software development costs - net                                                    44                47
  Excess of cost over fair value of net assets acquired, net                          44                46
                                                                             -----------       -----------
Total assets                                                                 $     1,822       $     1,768
                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses                                        $       282       $       316
Accrued compensation expense                                                         385               373
Accrued income taxes                                                                   4                98
Deferred income                                                                      625               531
Revolving line of credit                                                             670               570
                                                                             -----------       -----------
Total current liabilities                                                          1,966             1,888

Stockholders' equity (deficiency)
   Common stock, par value $.01 per share; authorized 5,000,000 shares;
   issued 598,734 shares as of September 30, 1999 and June 30, 1999
                                                                                       6                 6
   Additional paid-in capital                                                        553               553
   Accumulated deficit                                                              (703)             (679)
                                                                             -----------       -----------
Total stockholders' equity (deficiency)                                             (144)             (120)
                                                                             -----------       -----------
Total liabilities and stockholders' equity (deficiency)                      $     1,822       $     1,768
                                                                             ===========       ===========


Note: The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                      -------------------------

                                                                         1999           1998
                                                                      ---------       ---------
                                                                       (000's omitted, except
                                                                            per share data)
Revenues                                                              $   1,224       $     924

Selling, general and administrative expenses                              1,206             949
Depreciation of equipment                                                    24              20
Amortization of software development costs and acquisition costs              5               5
Interest expense                                                             13              18
                                                                      ---------       ---------
Loss before income taxes                                                    (24)            (68)
Provision for income taxes                                                   --              --
                                                                      ---------       ---------
Net loss                                                              $     (24)      $     (68)
                                                                      =========       =========

Net loss per common share - basic and diluted                         $    (.04)      $    (.11)
                                                                      =========       =========

Number of shares used in computation - basic and diluted                598,734         598,734
                                                                      =========       =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                    1999              1998
                                                                                 -----------       -----------
                                                                                        (000's omitted)
OPERATING ACTIVITIES
Net loss                                                                         $       (24)      $       (68)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          29                25
   Changes in operating assets and liabilities:
      Accounts receivable                                                               (122)              (75)
      Prepaid and other current assets                                                    10                22
      Accounts payable and accrued expenses                                             (116)             (146)
      Deferred income                                                                     94               107
      Rent security deposits                                                              15                --
Net cash used in operating activities                                                   (114)             (135)
                                                                                 -----------       -----------

INVESTING ACTIVITIES
Purchase of equipment                                                                    (10)               (7)
Net cash used in investing activities                                                    (10)               (7)
                                                                                 -----------       -----------

FINANCING ACTIVITIES
Proceeds from lines of credit                                                            150               225
Reduction in lines of credit                                                             (50)               --
                                                                                 -----------       -----------
Net cash provided by financing activities                                                100               225

Net increase (decrease) in cash and cash equivalents                                     (24)               83
Cash at beginning of period                                                              212               120
Cash at end of period                                                            $       188       $       203
                                                                                 ===========       ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.


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


NOTE C - COMMON STOCK PURCHASE RIGHTS

During October 1999, TACTech filed a registration statement for the purpose of distributing common stock purchase rights to all shareholders of record on the record date established by the board of directors. The rights will have an exercise price to be determined on the effective date, to enable the Company to raise up to $2,500,000 in additional capital. Basic and diluted earnings per share amounts will be restated for all prior periods presented subsequent to the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:

                                                                                 PERCENT OF NET SALES
                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1999                 1998
                                                                            ----------           ----------
Revenues                                                                         100.0%               100.0%
Selling, general and administrative expenses                                      98.5                102.7
Depreciation and amortization of equipment and software development costs          2.4                  2.7
Interest expense                                                                   1.1                  1.9
                                                                            ----------           ----------
Loss before income taxes                                                          (2.0)                (7.3)
Provision for income taxes                                                           -                    -
                                                                            ----------           ----------
Net loss                                                                          (2.0)%               (7.3)%
                                                                            ==========           ==========

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company reported a loss of $24,000 or $.04 per share (basic and diluted) for the quarter ended September 30, 1999, as compared to a loss of $68,000 or $.11 per share (basic and diluted) for the quarter ended September 30, 1998.

The Company generates revenue primarily through licensing agreements. TACTech's license agreements fall into two broad categories: (1) a basic semiconductor information service ("the TACTech Service") which encompasses an electronic semi-conductor library and database and (2) the TACTRAC bill of materials indenturing service, which consists of the TACTech Service, combined with proprietary software tools for the processing and handling of all customer bills of materials and a workstation application that allows the customer to view solutions, analyses and reports.

Revenues for the three months ended September 30, 1999 increased by $300,000, or 32% over the three months ended September 30, 1998. The increase is primarily attributable to (1) the conversion of customers from the TACTech Service to the TACTRAC service and (2) the increase in the subscription prices and up-front fees associated with the TACTRAC service.

Selling, general and administrative expenses, as a percentage of sales, decreased to 99% for the three months ended September 30, 1999 compared to 103% for the comparable 1998 period. The total dollar increase of approximately $257,000 is attributable to the following: (1) salaries and related costs associated with information systems in upgrading the TACTRAC product amounting to approximately $75,000, (2) selling expenses, including sales and training salaries amounting to approximately $88,000 relating to promoting TACTRAC sales and (3) legal costs amounting to approximately $90,000 associated with substantive discussions of a possible merger with and into another entity. Negotiations relating to this possible merger terminated prior to the end of the current fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

Depreciation and amortization increased approximately $4,000 for the three months ended September 30, 1999 as compared to the 1998 period due to the acquisition of computers and related equipment in the fiscal year ended June 30, 1999.

Interest expense decreased approximately $5,000 for the three months ended September 30, 1999 as compared to the comparable 1998 period because the level of borrowing on the credit line was less during the current quarter as compared to the same period in the prior fiscal quarter.

No provision for income taxes was made for the three months ended September 30, 1999 and 1998 because of the reported losses.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1999 and September 30, 1998, cash from the line of credit was used to fund operations.

Exclusive of expenditures for broadening the Company's product and service offerings, developing World Wide Web enabled services and engaging additional management, marketing and other personnel to enable the Company to penetrate new markets, all of which are intended to be financed by the Company's common stock purchase rights offering, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet its current cash operating requirements, including scheduled interest payments, capital expenditures and working capital needs for the foreseeable future.

YEAR 2000 IMPACT - OVERVIEW

Nearly every aspect of a modern organization is supported by information technology. As a result, the unavailability of computer services or errors in data processing would have a considerable impact on most businesses.

Many computer systems and electronic devices process dates using two digits instead of four. Therefore, all dates within these systems are assumed to be in the 20th century. By January 1, 2000, and sometimes even sooner, unless these systems' deficiencies in this area are addressed and resolved, these systems could miscalculate dates or fail completely, which could result in disruption of business operations controlled by such systems and devices.

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

INFORMATION TECHNOLOGY

PRODUCTION SOFTWARE - TACTRAC AND TACTECH BASIC SITE SERVICES

TACTech currently markets information services based on two different sets of software, one relating to TACTRAC service, and one relating to TACTech basic library service.

TACTRAC. - TACTech has evaluated its TACTRAC software for Year 2000 readiness and concludes that the TACTRAC software which is used by the subscriber is fully Year 2000 compliant. However, information updates to the TACTRAC software are part of the TACTRAC service. These updates are dependent upon software that runs at TACTech's headquarters in Yorba Linda, California. This software has been evaluated and has been determined to be only partially Year 2000 compliant. TACTech determined that an operating system software upgrade and compiler software upgrade was necessary to bring this software to Year 2000 compliance. These upgrades were finished and successfully tested in May 1999.

Basic Library Services - TACTech has evaluated its basic library services software for Year 2000 readiness and concluded that this software was only partially Year 2000 complaint. TACTech determined that an operating system software upgrade and compiler upgrade were necessary to bring this software to Year 2000 compliance.
This upgrade was completed and successfully tested in May 1999.

INTERNAL IT SYSTEMS

TACTech has evaluated all of its internal IT Systems software and has performed the necessary upgrades or modifications to ensure that 100% of its systems are fully Year 2000 compliant.

TACTech has evaluated all of its internal IT Systems hardware that is critical for continued business operations and has determined that it falls into the following categories:

        a)      Approximately 80% of its hardware is fully Year 2000 compliant

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

VENDOR COMPLIANCE

TACTech is actively requesting Year 2000 compliance certificates from its vendors. TACTech has grouped its vendor list into high, medium, and low risk groups depending on the potential impact to TACTech if the vendor is not Year 2000 compliant. To date, TACTech has received responses as illustrated in the following table:


               High Risk Vendors                    100%
               Medium Risk Vendors                   73%
               Low Risk Vendors                      26%

Not every vendor who replied is fully 100% Year 2000 compliant. However, all vendors have stated they will be fully compliant by year's end.

CUSTOMER COMPLIANCE

TACTech is also requesting similar compliance certifications from its customers. To date, TACTech has received responses from 75% of its customers. TACTech cannot guarantee that all of its customers will either be Year 2000 compliant, or will comply with TACTech's request for certification.

COST OF YEAR 2000 COMPLIANCE

TACTech estimates that the total cost of achieving Year 2000 compliance will be approximately $20,000. The bulk of these costs are for new versions and upgrades to software and operating systems and telephone equipment. Personnel and labor costs are included in salaries and are not included in this total. In addition, other software and operating system upgrades are already paid for by ongoing maintenance contracts and are not included in the above total. Through September 30, 1999, TACTech has spent approximately $12,400 for its Year 2000 compliance efforts.

CONTINGENCY PLAN

Since TACTech believes that is production software, information technology systems, hardware and telecommunications systems are Year 2000 compliant, it has not developed and does not plan to develop a contingency plan for noncompliant software, information technology systems, hardware and telecommunications systems.

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

In the event that one or more of TACTech's high risk vendors does not appear that they will be Year 2000 compliant in time, TACTech will take steps to determine the business risk to TACTech this vendor represents, and will take the appropriate action at that time. Such action may include terminating the relationship with the vendor and establishing a relationship with a different vendor that provides similar goods or services and is also Year 2000 compliant.

PART II    OTHER INFORMATION


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

        The Company did not file any report on Form 8-K during the three months ended September 30, 1999.

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


                                  TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                                  ----------------------------------------------
                                                  (Registrant)



Date: November 10, 1999           Robert E. Schrader
                                  ----------------------------------------------
                                  Robert E. Schrader
                                  President and Chief Executive Officer



Date: November 10, 1999           Martin S. Fawer
                                  ----------------------------------------------
                                  Martin S. Fawer
                                  Treasurer and Chief Financial Officer