Form 10QSB
period 1999-12-31
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 2000-02-18
CIK 1030615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTER PERIOD ENDED DECEMBER 31, 1999

                                     - OR -

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


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
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X NO
   ---  ----

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JANUARY 30, 2000 WAS 598,734.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets-December 31, 1999 and
         June 30, 1999................................................................3

         Condensed consolidated statements of operations-three months ended
         December 31, 1999 and 1998...................................................4

         Condensed consolidated statements of operations-six months ended
         December 31, 1999 and 1998...................................................5

         Condensed consolidated statements of cash flows-six months ended
         December 31, 1999 and 1998...................................................6

         Notes to condensed consolidated financial statements-December 31, 1999.......7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................9

PART II.  OTHER INFORMATION

Item 5.  Other Information...........................................................15

Item 6.  Exhibits and Reports on Form 8-K............................................16

         Signatures..................................................................17


PART 1. FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                                                                DECEMBER 31  JUNE 30
                                                                                   1999       1999
                                                                                --------------------
                                                                                 (000's omitted
                                                                                except share data)
                                                                                --------------------
                                                                               (unaudited)   (Note)
ASSETS
Current assets
    Cash                                                                          $   420    $   212
    Accounts receivable, less allowances of $40 and $40, respectively                 945        960
    Prepaid expenses and other current assets                                          27         61
    Deferred tax asset                                                                 98         98
                                                                                --------------------
Total current assets                                                                1,490      1,331

Furniture and equipment                                                               779        758
Less accumulated depreciation and amortization                                        545        497
                                                                                --------------------
                                                                                      234        261
Other assets
    Security deposits                                                                  68         83
    Software development costs - net                                                   41         47
    Excess of cost over fair value of net assets acquired, net                         43         46
                                                                                --------------------
Total assets                                                                      $ 1,876    $ 1,768
                                                                                --------------------
                                                                                --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                         $   417    $   316
    Accrued compensation expense                                                      125        373
    Accrued income taxes                                                               98         98
    Deferred income                                                                   681        531
    Revolving line of credit                                                          670        570
                                                                                --------------------
Total current liabilities                                                           1,991      1,888

Stockholders' equity (deficiency)
    Common stock, par value $.01 per share; authorized 5,000,000 shares; issued
       598,734 shares as of December 31, 1999 and
       June 30, 1999                                                                    6          6
    Additional paid-in capital                                                        553        553
    Accumulated deficit                                                              (674)      (679)
Total stockholders' equity (deficiency)                                              (115)      (120)
                                                                                --------------------
Total liabilities and stockholders' equity                                        $ 1,876    $ 1,768
                                                                                --------------------
                                                                                --------------------



Note: The condensed consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                    ---------------------------------------
                                                               1999        1998
                                                    ---------------------------------------
                                                    (000's omitted, except per share data)
Revenues                                                     $  1,285   $  1,203

Selling, general and administrative expenses                    1,119      1,070
Depreciation of equipment                                          24         21
Amortization of software development costs and
 acquisition costs                                                  5          5
Interest expense                                                   15         17
                                                             --------   --------
Income before income taxes                                        122         90
Provision for income taxes                                         94         --
                                                             --------   --------
Net income                                                   $     28   $     90
                                                             --------   --------
                                                             --------   --------
Net income per common share - basic                          $    .05   $    .15
                                                             --------   --------
                                                             --------   --------
Net income per common share - diluted                        $    .04   $    .15
                                                             --------   --------
                                                             --------   --------

Average number of outstanding shares - basic                  598,734    598,734
                                                             --------   --------
                                                             --------   --------

Average number of outstanding shares - diluted                638,144    619,141
                                                             --------   --------
                                                             --------   --------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                      ----------------------------------
                                                               1999       1998
                                                      ----------------------------------
                                                      (000's omitted, except share data)

Revenues                                                     $  2,509   $  2,127

Selling, general and administrative expenses                    2,323      2,019
Depreciation of equipment                                          48         41
Amortization of software development costs and
  acquisition costs                                                 9         10
Interest expense                                                   30         35
                                                             --------   --------
Income before income taxes                                         99         22
Provision for income taxes                                         94         --
                                                             --------   --------
Net income                                                   $      5   $     22
                                                             --------   --------
                                                             --------   --------
Net income per common share - basic                          $    .01   $    .04
                                                             --------   --------
                                                             --------   --------

Net income per common share - diluted                        $    .01   $    .04
                                                             --------   --------
                                                             --------   --------

Average number of outstanding shares - basic                  598,734    598,734
                                                             --------   --------
                                                             --------   --------

Average number of outstanding shares - diluted                638,922    617,373
                                                             --------   --------
                                                             --------   --------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                       SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                       ----------------
                                                                         1999     1998
                                                                       ----------------
                                                                        (000's omitted)
OPERATING ACTIVITIES
Net income                                                              $   5    $  22
Adjustments to reconcile net income to net cash provided by
 operating activities:
       Depreciation and amortization                                       57       51
       Changes in operating assets and liabilities:
          Accounts receivable                                              15      (91)
          Prepaid expenses and other current assets                        34       38
          Accounts payable and accrued expenses                          (147)    (134)
          Deferred income                                                 150      161
          Rent security deposits                                           15       --
                                                                       ----------------
Net cash provided by operating activities                                 129       47
                                                                       ----------------
INVESTING ACTIVITIES
Purchase of equipment                                                     (21)     (27)
                                                                       ----------------
Net cash used in investing activities                                     (21)     (27)
                                                                       ----------------

FINANCING ACTIVITIES
Proceeds from lines of credit                                             100      225
                                                                       ----------------
Net cash provided by financing activities                                 100      225
                                                                       ----------------

Net increase in cash                                                      208      245
Cash at beginning of period                                               212      120
                                                                       ----------------
Cash at end of period                                                   $ 420    $ 365
                                                                       ----------------
                                                                       ----------------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

NOTE C  COMMON STOCK PURCHASE RIGHTS

During October 1999, the Company filed a Registration Statement for the purpose of distributing common stock purchase rights to all shareholders. The rights would have enabled the Company to raise up to $2,500,000 in additional capital. This rights offering was canceled by Notice to the Securities and Exchange Commission during the month of January 2000.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

NOTE D - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations and other related disclosures:


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             ------------------    ------------------
                                              1999        1998      1999       1998
                                             ----------------------------------------
                                                 (000's omitted, except share data)
NUMERATOR
Numerator for basic and diluted earnings
    per share - income (loss) available to
    common stockholders                      $     28   $     90   $      5   $     22
                                             ------------------    -------------------
                                             ------------------    -------------------
DENOMINATOR
Denominator for basic earnings per share
    - weighted average shares                 598,734    598,734    598,734    598,734

Effect of dilutive securities:
Options                                        39,410     20,407     40,188     18,639
                                             ------------------    -------------------
Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions            638,144    619,141    638,922    617,373
                                             ------------------    -------------------
                                             ------------------    -------------------

Basic earnings per share - and assumed
    conversions                              $    .05   $    .15   $    .01   $    .04
                                             ------------------    -------------------
                                             ------------------    -------------------

Diluted earnings per share                   $    .04   $    .15   $    .01   $    .04
                                             ------------------    -------------------
                                             ------------------    -------------------



NOTE E - SUBSEQUENT EVENT

On January 17, 2000 the Company entered into an agreement to merge with a subsidiary of Aspect Development Inc. ("Aspect") upon satisfaction of certain conditions, including the approval of the Company's shareholders. In consideration, TACTech shareholders are to receive shares of Aspect based on an agreed upon exchange ratio as stipulated. All options to purchase TACTech stock are to be converted into options to purchase the stock of Aspect.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

DISCUSSION OF TRANSACTION WITH ASPECT

On January 17, 2000, the Company agreed to merge with a subsidiary of Aspect Development, Inc. (NASD:ASDV) as a result of which, the Company would become a wholly-owned subsidiary of Aspect. Under the terms of the merger agreement, a copy of which is filed with this report as Exhibit 2.1, all outstanding shares of the Company would be exchanged for an aggregate of approximately 225,000 shares of Aspect (subject to adjustment for certain events such as stock splits and stock dividends) which have been registered for resale under the Securities Act of 1933, as amended.

Consummation of the transaction is subject to the satisfaction of many prior conditions, including the approval by shareholders of the Company holding at least two-thirds of all of the outstanding shares of the Company's common stock entitled to vote. Officers, directors and certain other Company shareholders owning, in the aggregate, approximately 57% of the outstanding shares have already agreed to vote in favor of the merger.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:



                                                      PERCENT OF NET SALES

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   DECEMBER 31,      DECEMBER 31,
                                                  1999     1998     1999     1998
                                               ------------------  ----------------
Revenues                                         100.0%   100.0%   100.0%   100.0%
Selling, general and administrative expenses      87.1     88.9     92.6     94.9
Depreciation and amortization of equipment
    and software development costs                 2.2      2.2      2.3      2.4
Interest expense                                   1.2      1.4      1.2      1.6
                                               ------------------  ----------------
Income (loss) before income taxes                  9.5      7.5      3.9      1.1
Provision for income taxes                         7.3       --      3.7       --
                                               ------------------  ----------------
Net (loss) income                                  2.2%     7.5%     0.2%     1.1%
                                               ------------------  ----------------
                                               ------------------  ----------------



RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

The Company reported net income of $28,000 or $.05 per share (basic; $.04 diluted) for the quarter ended December 31, 1999, as compared to $90,000 or $.15 per share (basic and diluted) per share for the quarter ended December 31, 1998.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

The Company generates revenue primarily through subscription service agreements. TACTech's subscription service fall into two broad categories: (1) a basic semiconductor information service (the "TACTech service") which encompasses an electronic semiconductor library and database and (2) the TACTRAC bill of materials indenturing service, which consists of a TACTech service, combined with propriety software tools for the processing and handling of all customer bills of materials and a workstation application that allows the customer to view solutions, analyses and reports.

Revenues for the three months ended December 31, 1999 were $1,285,000 as compared to $1,203,000 for the three months ended December 31, 1998, an increase of 7%. The net increase of $82,000 is primarily attributable to the conversion of customers from the TACTech service to the TACTRAC service and the increase in the subscription prices and fees associated with TACTRAC.

Selling, general and administrative expenses increased approximately $49,000 as compared to the 1998 period. This increase is primarily attributable to an increase in legal and professional expenses incurred in connection with the merger transaction.

Depreciation and amortization increased approximately $3,000 for the three months ended December 31, 1999 as compared to the 1998 period due to the acquisition of computers and related equipment in the fiscal year ended June 30, 1999 of approximately $90,000.

Interest expense decreased approximately $2,000 for the three months ended December 31, 1999 as a result of a decrease in the average level of bank borrowings during the comparable periods.

The provision for income taxes for the three months ended December 31, 1999 differs from the statutory federal rate of 34% primarily due to 1) the effect of merger transaction expenses that are not deductible for tax purposes and 2) state taxes. There was no provision for income taxes for the three months ended December 31, 1998 because of carryforward net operating losses for which the related deferred tax asset was fully reserved.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

The Company reported net income of $5,000 or $.01 per share (basic and diluted), for the six months ended December 31, 1999 as compared to $22,000 or $.04 per share (basic and diluted) for the six months ended December 31, 1998.

Revenues for the six months ended December 31, 1999 were $2,509,000 as compared to $2,127,000 for the six months ended December 31, 1998, an increase of 18%. As with the second quarter, the net increase of approximately $382,000 is primarily attributable to the conversion of the existing TACTech service customers to TACTRAC and the increase in the subscription prices and fees associated with TACTRAC.

Selling, general and administrative expenses increased by approximately $304,000 for the six months ended December 31, 1999 as compared to the 1998 period. The increase was attributable to the following factors: (1) Salaries and related costs associated with information systems in upgrading TACTRAC amounting to approximately $70,000, (2) selling and related costs approximating $45,000 incurred to

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

promote TACTRAC sales, and (3) legal and professional fees of approximately $200,000 in connection with the filing of a registration statement for the purposes of distributing stock purchase rights to all shareholders and the merger transaction. This rights offering was canceled during January 2000 following the execution of the merger agreement with Aspect.

Depreciation and amortization increased $7,000 for the six month period ended December 31, 1999 as compared to the 1998 period. This increase relates to the purchase of approximately $110,000 of computers and related equipment in the fiscal year ended June 30, 1999 and in the six month period ended December 31, 1999.

Interest expense decreased $5,000 for the six month period ended December 31, 1999 as compared to the comparable 1998 period. This resulted from a decrease in average bank borrowings during the comparable periods.

The provision for income taxes for the three months ended December 31, 1999 differs from the statutory federal rate of 34% primarily due to 1) the effect of merger transaction expenses that are not deductible for tax purposes and 2) state taxes. There was no provision for income taxes for the three months ended December 31, 1998 because of carryforward net operating losses for which the related deferred tax asset was fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 1999, and for the six months ended December 31, 1998, cash from operations and a line of credit was used to purchase computers and related equipment and provide working capital.

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

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

EVALUATION EFFORTS

TACTech has finished its assessment of all of its systems that could be affected by the Year 2000 problem. This includes software developed specifically for license or sale, software developed for in-house use, third-party software and hardware used by TACTech, and telecommunications systems. In addition, TACTech is continuing to gather Year 2000 compliance information from its significant vendors and suppliers. Furthermore, TACTech is also continuing to gather Year 2000 compliance information from its customers. TACTech did not experience any significant Year 2000 related problems through February 2000.

READINESS AND COMPLIANCE PLAN

TACTech's Year 2000 compliance efforts fall into four major areas: Information Technology (including production software, internal software and hardware), Telecommunications Systems, Compliance by Vendors, and Compliance by Customers.

INFORMATION TECHNOLOGY

PRODUCTION SOFTWARE - TACTRAC AND TACTECH SERVICES

TACTech markets information services based on its TACTech service and TACTRAC software.

TACTRAC - TACTech completed its evaluation of the TACTRAC software for Year 2000 readiness and believes that, having made necessary upgrades, the TACTRAC software is fully Year 2000 compliant.

TACTech service - TACTech has evaluated the TACTech service software for Year 2000 readiness and believes that, having made necessary upgrades, this software is fully Year 2000 complaint.

INTERNAL IT SYSTEMS

TACTech has evaluated all of its internal IT Systems software and has performed the necessary upgrades or modifications to ensure that 100% of its systems are fully Year 2000 compliant.

TACTech has evaluated all of its internal IT Systems software and has determined that its systems fall into the following categories:

         a.   Approximately 80% of its hardware is fully Year 2000 compliant.

         b. Approximately 20% of its hardware was not fully Year 2000 compliant by December 31, 1999 and required manually setting the date to January 1, 2000. For continued business operations, this equipment is also considered to be Year 2000 compliant.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

TELECOMMUNICATIONS SYSTEMS

In January 1999, TACTech replaced its PBX telephone system and its voice mail system at Yorba Linda with new models that are fully Year 2000 compliant. The Year 2000 compliance status of the Company's San Diego or Valhalla telephone system is unknown and thus cannot be assumed to be fully Year 2000 compliance. Nevertheless, these systems are not material to the Company and have not experienced any service interruptions since January 1, 2000.

COST OF YEAR 2000 COMPLIANCE

TACTech estimated that the total cost of achieving Year 2000 compliance was approximately $20,000. The bulk of these costs were for new versions and upgrades to software and operating systems, and telephone equipment. Personnel and labor costs are included in salaries and are not included in this total. In addition, other software and operating system upgrades were already paid for by ongoing maintenance contracts and were not included in the above total.

CONTINGENCY PLAN

Since TACTech believes that its production software, information technology systems, hardware and telecommunications systems are Year 2000 compliant, it has not developed and does not plan to develop a contingency plan for noncompliant software, information technology systems, hardware and telecommunications systems.

Management believes that TACTech's ability to assemble and acquire the update component data used in its service offerings is facilitated by, but is not dependent upon, electronic data processing and telecommunications systems. White no failure of service has been experienced by the Company from any of its data suppliers since January 1, 2000, if such systems were subsequently to fail as a result of a Year 2000 related malfunctions, TACTech could, and will if necessary, continue to obtain such data through available printed documentation as it has done in the past and continues to do presently.

TACTech provides its component compatibility and other information through routine telephone and Internet connections. TACTech's current Internet Service Provider has provided to TACTech a certificate of Year 2000 compliance. In the event of an unanticipated complication that prevents this ISP from continuing its services, TACTech will select another provider from among the hundreds of other such providers, many of whom have achieved Year 2000 compliance or are expected to have done so before such date. If Internet access is unavailable from any source, at either the customer's site or at TACTech, direct telephone data transmission will continue to be available.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

Over the weekend of January 1-2, 2000, TACTech thoroughly tested its internal hardware and software systems as well as external access to those systems. This included dial-up and internet access to TACTech's web-site applications, the TACTRAC Information Server, and its AIM and MAX services. The Yorba Linda, San Diego, Valhalla, and Slidell offices' telephone systems were tested with both incoming and outgoing calls. No Y2K related problems were experienced. In addition, on January 1, the small number of PCs that did not roll over correctly to 1/1/2000 (see Internal IT Systems above) were set to the correct date and time.

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

DEPENDENCE ON KEY PERSONNEL

The business of TACTech is substantially dependent upon the active participation and technical expertise of its executive officers. TACTech is dependent upon the services of Malcolm Baca, its Executive Vice President and Chief Operating Officer. The Company currently maintains a key-man life insurance policy on such executive officer in the amount of $1,700,000. The Company's Board of Directors regularly reevaluates the need for and the amount of such key-man life insurance. There can be no assurance, however, that TACTech can obtain executives of comparable expertise and commitment in the event of death, or that the business of TACTech would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure or any such executive officer.

COMPETITION

TACTech's service subscription agreements are cancelable on thirty (30) days notice. Approximately 50% of TACTech's information for its data bases comes from numerous companies in the private sector. Accordingly, there can be no assurance that existing arrangements with private suppliers of data will continue in effect or, if they are canceled, that TACTech will be able to enter into arrangements with other suppliers on terms as beneficial to TACTech as those presently in effect. Moreover, there can be no assurance that other companies, including existing customers of TACTech, will not avail themselves of sources of data to develop their own software and data base services either in competition with TACTech or to enable them to have their own sources for such services or obtain such services from others. TACTech's software services and data bases are protected by trade secret provisions of license agreements and by copyright laws, but because such provisions and laws are frequently difficult or costly to enforce, there can be no assurance that such protection will prove effective.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:


                                                                                       Page
                                                                                       ----
         2.1  Agreement and Plan of Reorganization dated January 17, 2000 by and between Aspect Development, Inc., ASTA Merger Sub Acquisition,
              Inc. and the Company......................................................18


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                                -----------------------------------------------
                                                 (Registrant)

Date: February 17, 2000         Robert E. Schrader
                                -----------------------------------------------
                                Robert E. Schrader
                                President and Chief Executive Officer

Date: February 17, 2000         Martin S. Fawer
                                -----------------------------------------------
                                Martin S. Fawer
                                Treasurer and Chief Financial Officer