Form 10QSB
period 2000-03-31
TRANSITION ANALYSIS COMPONENT TECHNOLOGY INC
filed 2000-05-16
CIK 1030615

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2000

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No / /

The number of shares of common stock, $.01 par value, outstanding as of April 30, 2000 was 598,734.

================================================================================

                                      INDEX


PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - March 31, 2000 and
        June 30, 1999..........................................................3

        Condensed consolidated statements of operations - three months ended March 31, 2000 and 1999..........................................4

        Condensed consolidated statements of operations - nine months ended March 31, 2000 and 1999..........................................5

        Condensed consolidated statements of cash flows - nine months ended
        March 31, 2000 and 1999................................................6

        Notes to condensed consolidated financial statements - March 31, 2000..7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................9


PART II. OTHER INFORMATION

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................13

        Signatures............................................................14

PART 1. FINANCIAL INFORMATION

                 TRANSITION ANALYSIS COMPONENTS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,     JUNE 30,
                                                                2000         1999
                                                            --------------------------
                                                                  (000's omitted
                                                                except share data)
                                                            --------------------------
                                                            (unaudited)     (Note)
ASSETS
Current assets
   Cash                                                       $   432       $  212
   Accounts receivable, less allowances of $40                  1,038          960
   Prepaid expenses and other current assets                       28           61
   Deferred tax asset                                             196           98
                                                            --------------------------
Total current assets                                            1,694        1,331

Furniture and equipment                                           776          758
Less accumulated depreciation and amortization                    570          497
                                                            --------------------------
                                                                  206          261
Other assets
   Security deposits                                               52           83
   Software development costs - net                                37           47
   Excess of cost over fair value of net assets acquired,          42           46
    net
                                                            --------------------------
Total assets                                                   $2,031       $1,768
                                                            ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                      $   285       $  316
   Accrued compensation expense                                   158          373
   Accrued income taxes                                           229           98
   Deferred income                                                854          531
   Revolving line of credit                                       620          570
                                                            --------------------------
Total current liabilities                                       2,146        1,888

Stockholders' equity (deficiency)
   Common stock, par value $.01 per share; authorized
     5,000,000
     shares; issued 598,734 shares as of March 31, 2000             6            6
     and
     June 30, 1999
   Additional paid-in capital                                     553          553
   Accumulated deficit                                           (674)        (679)
                                                            --------------------------
Total stockholders' equity (deficiency)                          (115)        (120)
                                                            --------------------------
Total liabilities and stockholders' equity (deficiency)        $2,031       $1,768
                                                            ==========================


Note: The condensed consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                       --------------------------------
                                                            2000            1999
                                                       --------------------------------
                                                      (000's omitted, except share data)
Revenues                                                   $   1,318       $   1,117

Selling, general and administrative expenses                   1,178           1,031
Depreciation                                                      24              24
Amortization of software development costs and
   acquisition costs                                               5               5
Interest expense                                                  15              13
                                                       --------------------------------
Income before income taxes                                        96              44
Provision for income taxes                                        95               -
                                                       --------------------------------
Net income                                                $        1     $        44
                                                       ================================

Net income per common share - basic                       $        -     $       .07
                                                       ================================

Net income per common share -diluted                      $        -     $       .07
                                                       ================================

Average number of outstanding shares - basic                 598,734         598,734
                                                       ================================

Average number of outstanding shares - diluted               654,053         623,499
                                                       ================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                  MARCH 31
                                                       --------------------------------
                                                            2000            1999
                                                       --------------------------------
                                                      (000's omitted, except share data)
Revenues                                                   $   3,827       $   3,245

Selling, general and administrative expenses                   3,503           3,058
Depreciation                                                      73              66
Amortization of software development costs and
   acquisition costs                                              14              14
Interest expense                                                  43              41
                                                       --------------------------------
Income before income taxes                                       194              66
Provision for income taxes                                       189               -
                                                       --------------------------------
Net income                                               $         5     $        66
                                                       ================================

Net income per common share - basic                      $       .01     $       .11
                                                       ================================

Net income per common share - diluted                    $       .01     $       .11
                                                       ================================

Average number of outstanding shares - basic                 598,734         598,734
                                                       ================================

Average number of outstanding shares - diluted               647,249         619,797
                                                       ================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                 2000        1999
                                                             -------------------------
                                                                 (000's omitted)
OPERATING ACTIVITIES
Net income                                                     $     5       $   66
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                  87           81
     Deferred taxes                                                (98)           -
     Changes in operating assets and liabilities:
       Accounts receivable                                         (78)         156
       Prepaid expenses                                             33           30
       Rent security deposits                                       31            -
       Accounts payable, accrued expenses and income taxes        (115)         (97)
       Deferred income                                             323          226
                                                             -------------------------
Net cash provided by operating activities                          188          462
                                                             -------------------------

INVESTING ACTIVITIES
Purchase of equipment                                              (18)         (90)
                                                             -------------------------
Net cash used in investing activities                              (18)         (90)
                                                             -------------------------

FINANCING ACTIVITIES
Proceeds from lines of credit                                      100          225
Reduction of borrowings                                            (50)        (200)
                                                             -------------------------
Net cash provided by financing activities                           50           25
                                                             -------------------------

Net increase in cash                                               220          397
Cash at beginning of period                                        212          120
                                                             -------------------------
Cash at end of period                                          $   432       $  517
                                                             =========================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.

NOTE C - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and other related disclosures:

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                              MARCH 31                    MARCH 31
                                          2000        1999            2000        1999
                                       -----------------------     ------------------------
                                               (000's omitted, except share data)
NUMERATOR
Numerator for basic and diluted
   earnings per share - income
   available to common stockholders    $      1    $       44      $      5    $       66
                                       =======================     ========================

DENOMINATOR
Denominator for basic earnings per
   share - weighted average shares      598,734     598,734         598,734     598,734

Effect of dilutive securities:
Options                                  55,319      24,765          48,515      21,063
                                       -----------------------     ------------------------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions       654,053     623,499         647,249     619,797
                                       =======================     ========================

Basic earnings (loss) per share        $      -    $    .07        $     .01   $    .11
                                       =======================     ========================

Diluted earnings (loss) per share      $      -    $    .07        $     .01   $    .11
                                       =======================     ========================

NOTE D - SUBSEQUENT EVENT

On January 17, 2000, the Company entered into an agreement to merge with a subsidiary of Aspect Development Inc. ("Aspect") upon satisfaction of certain conditions, including the approval of the Company's shareholders. In consideration, TACTech shareholders are to receive shares of Aspect based on an agreed upon exchange ratio as stipulated. All options to purchase TACTech stock are to be converted into options to purchase the stock of Aspect.

PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


TRANSACTION WITH ASPECT

On January 17, 2000, the Company agreed to merge with a subsidiary of Aspect Development, Inc. (NASD:ASDV) as a result of which, the Company would become a wholly-owned subsidiary of Aspect. Under the terms of the merger agreement, all outstanding shares of the Company would be exchanged for an aggregate of approximately 450,000 shares of Aspect (subject to adjustment for certain events such as stock splits and stock dividends) which have been registered for resale under the Securities Act of 1933, as amended.

Consummation of the transaction is subject to the satisfaction of many prior conditions, including the approval by shareholders of the Company holding at least two-thirds of all of the outstanding shares of the Company's common stock entitled to vote. Officers, directors and certain other Company shareholders owning, in the aggregate, approximately 57% of the outstanding shares have already agreed to vote in favor of the merger. The meeting of stockholders is scheduled for May 17, 2000.


The following table sets forth for the periods indicated the percentage relationship to net sales of certain items from the statements of operations:

                                                      PERCENT OF NET SALES
                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                          2000        1999            2000        1999
                                       -----------------------     ------------------------
Revenues                                 100.0%      100.0%          100.0%      100.0%
Selling, general and administrative       89.4        92.3            91.5        94.2
   expenses
Depreciation, amortization and
   software development costs              2.2         2.6             2.3         2.5
Interest expense                           1.1         1.2             1.1         1.3
                                       -----------------------     ------------------------
Income before income taxes                 7.3         3.9             5.1         2.0
Provision for income taxes                 7.2          -              5.0           -
                                       -----------------------     ------------------------
Net income                                 0.1%        3.9%            0.1%        2.0%
                                       =======================     ========================

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The Company reported nominal net income of $1,000 or $0 per share (basic and diluted) for the quarter ended March 31, 2000, as opposed to $44,000 or $.07 per share (basic and diluted) per share for the quarter ended March 31, 1999.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

Revenues for the three months ended March 31, 2000 increased 18% to $1,318,000 as compared to revenues for the three months ended March 31, 1999 of $1,117,000. The net increase of $201,000 is primarily attributable to the conversion of customers from the TACTech service to the TACTRAC service and the increase in the subscription prices and fees associated with TACTRAC.

Selling, general and administrative expenses increased 14%, approximately $147,000, as compared to the comparable period in 1999. This increase is primarily attributable to an increase in legal and professional expenses incurred in connection with the Aspect merger transaction.

The provision for income taxes for the three months ended March 31, 2000 differs from the statutory rate of 34% primarily due to the effect of merger transaction expenses that are not deductible for tax purposes and to state taxes.

There is no provision for income taxes for the three months ended March 31, 1999 because of carryforward net operating losses (approximately $210,000, which expire in 2013) for which the related deferred tax asset was fully reserved.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

The Company reported net income of $5,000 or $.01 per share (basic and diluted) for the nine months ended March 31, 2000 as compared $66,000 or $.11 per share (basic and diluted) per share for the nine months ended March 31, 1999.

Revenues for the nine months ended March 31, 2000 were $3,827,000 as compared to revenues for the nine months ended March 31, 1999 of $3,245,000, an increase of 18%. As with the third quarter, the net increase of $582,000 is primarily attributable to the conversion of existing TACTech service customers to TACTRAC and the increase in the subscription prices and fees associated with TACTRAC.

Selling, general and administrative expenses increased by approximately $445,000 for the nine months ended March 31, 2000 as compared to the nine-month period in fiscal 1999. The increase was primarily attributable to legal and professional costs associated with the Aspect merger transaction and legal and professional fees of approximately $200,000 in connection with the filing of a registration statement for the purposes of distributing stock purchase rights to all shareholders. This rights offering was cancelled during January 2000 pursuant to the merger agreement with Aspect.

Depreciation and amortization increased $7,000 for the nine month period ended March 31, 2000 as compared to the comparable 1999 period. This increase relates to the purchases of approximately $117,000 of computer and related equipment in the fiscal year end June 30, 1999 and in the nine month period ended March 31, 2000.

                 TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

The provision for income taxes for the nine months ended March 31, 2000 differs from the statutory federal rate of 34% primarily due to the effect of merger transaction expenses that are not deductible for tax purposes and to state taxes. There was no provision for income taxes for the nine months ended March 31, 1999 because of carryforward net operating losses for which the related deferred tax asset was fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2000 and for the nine months ended March 31, 1999, cash from operations and a line of credit was used to purchase computers and related equipment and provide working capital.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet is current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the foreseeable future. Upon expiration of the facility on July 1, 2000, the Company may be required to make other financing arrangements which, if required, management believes would be available.

YEAR 2000

In prior periods the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and on-information technology systems, and believes those systems successfully responded to the Year 2000 date change. Costs in connection with remediating its systems were approximately $20,000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or services of third parties.

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

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

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



                                  TRANSITION ANALYSIS COMPONENT TECHNOLOGY, INC.
                                  ----------------------------------------------
                                                   (Registrant)



Date May 15 ,2000                 Robert E. Schrader
                                  ----------------------------------------------
                                  Robert E. Schrader
                                  President and Chief Executive Officer



Date  May 15, 2000                Martin S. Fawer
                                  ----------------------------------------------
                                  Martin S. Fawer
                                  Treasurer and Chief Financial Officer